Form 10KSB
period 2005-08-31
Bulldog Financial, Inc.
filed 2005-12-14
CIK 1308319

=========================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-120689

BULLDOG FINANCIAL, INC.
 (Exact name of registrant as specified in its charter)

Nevada	38-3707552
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

98 South Holman Way
Golden, Colorado 80401
 (Address of principal executive offices, including zip code.)

(303) 278-0207
 (Registrant's telephone number, including area code)

The Company is a Shell company:   Yes [   ]     No [ x ]

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [ x ]     NO [   ]

=========================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year August 31, 2005:   $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 31, 2005:   $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 13, 2005:   5,000,000 shares.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1.     BUSINESS

General

We were incorporated in the state of Nevada on August 23, 2004. We have not started operations. We have not generated revenues from operations, but must be considered a start-up business. Our statutory registered agent in Nevada is The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at 98 South Holman Way, Golden, Colorado 80401. Our telephone number is (303) 278-0207. This is the office of Scott D. McDowell, our president. Mr. McDowell allows us to use his office rent free. We do not pay any rent to Mr. McDowell and there is no agreement to pay any rent in the future. Upon the completion of our public offering, we intend to establish an office at a new location in the city of Golden, Colorado. We intend to rent 500 square feet of office space.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change.

We have not started our operations and will not start operations until we raise at least the minimum amount of our public offering.

We have not conducted any market research into the likelihood of success of our operations.

Services

We intend to engage in the business of accounts receivable management.

We intend to engage in the business of purchasing of class "C" consumer installment contracts issued by Tristar Cleaning Systems, Rainbow Cleaning Systems, Kirby Cleaning Systems and other manufacturers of vacuum cleaners. These three companies are generally recognized as the leading manufactures of vacuum cleaners. There is no previous relationships with any of these entities. Class "C" consumer sales contracts are issued to debtors who cannot qualify for traditional loans, primarily due to a poor credit rating. We intend to purchase the class "C" contracts from various vacuum cleaning vendors. We will administer contracts and collect payments. We then take steps to collect the delinquent balance.

We will receive 70% of all money collected and the vendor will receive 30% thereof. These are standard terms within the industry. After the assignment of the contract to us, we retain all accruing interest from that date until the contract has been fully performed.

As of the date of this report, we have no agreements with any vendors and we have not received an assignment of any contracts. There is no assurance that we will ever receive an assignment of any contracts.

Industry

In general, the vacuum cleaner finance industry can be divided into two principal segments: a prime credit market and a non-prime credit market. Traditional finance companies, such as commercial banks, savings and loans, thrift and loans, and credit unions, generally provide credit to the most creditworthy borrowers, or so-called "prime borrowers."

As a result of the rapid growth of outstanding consumer credit and the corresponding increase in delinquencies, credit grantors have increasingly looked to third party service providers in managing the accounts receivable process. In addition, rapid consolidation in the largest credit granting industries, including banking, health care, telecommunications and utilities, has forced companies to focus on core business activities and to outsource ancillary functions, including some or all aspects of the accounts receivable management process. With this fragmentation, a corresponding trend in recent years is toward industry consolidation. The accounts receivable management industry has undergone rapid growth over the past fifteen years. Two significant trends in the consumer credit industry are primarily responsible for this industry growth. First, consumer debt has increased dramatically in recent years. Second, in an effort to focus on core business activities and to take advantage of the economies of scale, better performance and lower cost structure offered by accounts receivable management companies, many credit grantors have chosen to outsource some or all aspects of the accounts receivable management process.

The accounts receivable management industry is closely regulated by federal laws such as the Fair Debt Collection Practices Act ("FDCPA") and similar state laws. Contingent fee services are the traditional services provided in the accounts receivable management industry. Creditors typically place non-performing accounts after they have been deemed non-collectible, usually when 90 to 120 days past due. The commission rate is generally based on the collectability of the asset in terms of the costs, which the contingent fee servicer must incur to effect repayment. The earlier the placement (i.e., the less elapsed time between the past due date of the receivable and the date on which the debt is placed with the contingent fee servicer), the higher the probability of recovering the debt, and therefore the lower the cost to collect and the lower the commission rate. Creditors typically assign their charged-off receivables to contingent fee servicers for a six to twelve month cycle, and then reassign the receivables to other servicers as the accounts become further past due.

There are three main types of placements in the contingent fee business, each representing a different stage in the cycle of account collection. Primary placements are accounts, typically 120 to 270 days past due, that are being placed with agencies for the first time and usually receive the lowest commission. Secondary placements, accounts 270 to 360 days past due, have already been placed with a contingent fee servicer and usually require a process including obtaining judgments, asset searches, and other more rigorous legal remedies to obtain repayment and, therefore, receive a higher commission. Tertiary placements, accounts usually over 360 days past due, generally involve legal judgments, and a successful collection receives the highest commission.

Customers are increasingly placing accounts with accounts receivable management companies earlier in the collection cycle, often prior to the 120 days past due typical in primary placements, either under a contingent fee or fixed fee arrangement. While contingent fee servicing remains the most widely used method by creditors in recovering non-performing accounts, portfolio purchasing has increasingly become a popular alternative.

The largest percentage of purchased portfolios originate from the bank card receivable and retail markets and are typically purchased at a deep discount from the aggregate principal value of the accounts, with an inverse correlation between purchase price and age of the delinquent accounts. Once purchased, traditional combined with principle collection techniques are employed to obtain payment of non-performing accounts. Accounts receivable management companies have responded to the increasing need of credit granting companies to outsource other related services as well. Due to the rapid growth in consumer credit, credit grantors need assistance in managing increasingly large and complex call centers and accounts receivable management companies have stepped in to provide a variety of services. These services include, among others, third-party billing services and customer teleservicing. Accounts receivable management companies have found that their traditional experience in managing a large staff in a telephone-based environment provides a solid base for entering into these relatively new and rapidly growing market segments. The accounts receivable management industry has progressed in technological sophistication over the past several years with the advancement of new technology. Today, leading companies in this industry use proprietary databases, automated predictive dialers, automatic call distributors and computerized skip tracing capabilities to significantly increase the number of quality interactions with debtors. This technological advancement is helping to accelerate industry consolidation and facilitates providing related accounts receivable management outsourcing services. The firms, which have the most efficient operating system and can best use credit information, typically collect more funds per account dollar and thus are awarded disproportionately more new accounts.

Our management in anticipation of entering the accounts receivable management operation accumulated the information contained in this section. All of the information was acquired from John R. Hill, President, majority stockholder and a director of Citywide Funding, Inc., an unrelated third party. Citywide Funding, Inc., a Colorado corporation, was incorporated in October of 1988. It is engaged in the business of consumer finance and factoring. Mr. Hill has assisted in formulating all administrative, credit and collection procedures used by Citywide Funding, Inc. since its inception. He has been involved in every phase of operations including collecting accounts, processing applications, keeping books, posting payments, purchasing contracts, making credit decision, hiring and firing, managing the collection department, assisting with computer hardware and software and problems related thereto, and overseeing the overall day-to-day functions.

Our Proposed Operations

In general, the vacuum cleaner finance industry can be divided into two principal segments: a prime credit market and a non-prime credit market. Traditional finance companies, such as commercial banks, savings and loans, thrift and loans, and credit unions, generally provide credit to the most creditworthy borrowers, or so-called "prime borrowers."

The so-called "non-prime" credit market, in which we intend to operate, provides financing for those borrowers who have had past credit problems, including bankruptcy, have limited or no credit histories or have low incomes. Historically, traditional financing sources have not serviced the non-prime market or have done so only through programs that were not consistently available. An industry group of independent finance companies specializing in non-prime financing has emerged, but the industry remains highly fragmented, with no company having a significant share of this non-prime market. We believe that the number of non-prime borrowers is increasing due to, among other factors, declining real wages and the greater willingness on the part of consumers to seek bankruptcy protection. Our program is designed to acquire the class "C" commercial paper and collect the delinquent balances.

Contracting Services

We will service all of the contracts we obtain from vacuum cleaner vendors. Other than Tristar Cleaning Systems, Rainbow Cleaning Systems, Kirby Cleaning Systems, we have not identified any other vacuum cleaner vendors. We have identified Citywide Funding as an administrator of vacuum cleaner contracts that sells delinquent accounts to account receivable managers. We have not entered into any negotiations or purchased any contracts from any of the foregoing and there is no assurance that we ever will. Servicing generally consists of payment and pay-off processing, collecting, tracking, repossessing and reselling collateral, collection reporting and credit performance monitoring.

Billing and Collection Process

Payments we receive from debtors will be deposited, on a daily basis, in a separate account at a commercial bank. A simultaneous electronic data transfer of debtor's payment data is made to us for posting to our computerized records. Our proposed collection process will be based on a strategy of closely monitoring contracts and maintaining frequent contact with debtors. As part of this process, we will make early, frequent contact with debtors and attempt to educate borrowers on how to manage monthly budgets. We will attempt to identify the underlying causes of a debtor's delinquency and to make an early collection risk assessment. We believe that our intended proactive collection process, including the identification of payment problems, will reduce our repossession rates. In support of our collection efforts, we intend to maintain collection software with collection operations, which will include a high-penetration autodialer. With the aid of the autodialer, after we have made arrangements with the debtor to make payments, we will attempt to contact any debtor whose account becomes six days past due. Although we will emphasize telephonic contact, we will also typically send past due notices to debtors when an account becomes ten days past due. In some cases, we intend to use the Western Union Quick Collection Service to collect borrower's payments and to reduce the incidence of bad checks. Western Union Quick Collection is a nationwide process whereby a debtor is required to deliver cash to a Western Union office for payment of a debt. The receiving Western Union then transfers the money to a related Western Union office as requested by the creditor.

Extensions and Modifications

If a borrower has current financial difficulties, but has previously demonstrated a positive history of payment on the contract, we will permit a payment extension of not more than two months during the term of a contract. Extensions will never exceed 2% of our contracts in our portfolio. Further, we will permit only one extension over the term of a contract and we will neither restructure contracts nor forbear any payments on contracts.

Repossession

We will make voluntary repossessions of a vacuum cleaner when resolution of a delinquency is not likely or when the we believe that the collateral is at risk. We make these judgments based upon our discussions with borrowers, the ability or inability to locate the borrowers or the vacuum cleaner, and other information. When a vacuum cleaner is repossessed, it will be sold through a private sale of the repossession, if possible. We will use our own staff to pursue recoveries of deficiency balances. We expect to incur a loss whenever we will have to repossess a vacuum cleaners. When we sell a repossessed vacuum cleaner, we record a net loss equal to the outstanding balance of the contract, less the proceeds from the sale of the vacuum cleaners. If an account becomes 120 days delinquent (other than accounts in bankruptcy) and we have repossessed the vacuum cleaner, but not yet received the sale proceeds, we will record a loss equal to the outstanding contract balance, less the estimated value of the vacuum cleaners.

Management Information Systems

We intend to rely on automated information management and data processing systems to maximize productivity, minimize credit losses and maintain data integrity. We will acquire hardware comprised of three computers. The three computers will cost $10,000. The software for the system is going to be created at a cost ranging from $10,000 to $20,000 to $30,000 and includes a universal loan accounting package for all aspects of our loan accounting and payment processing, and a collection software. $10,000 will give us a system that will allow us to operate at the minimum collection level. The more we spend, the more sophisticated the system. A system that would handle all of our needs and include other related benefits for us will cost up to $30,000.

A basic software system that can be purchased for $10,000 will include features that hand trust accounting such as payments, adjustments, insufficient funds reversals, set-up fees, trust account adjustments, direct payments, commissions, client statements and direct payment invoices.

As more money is spent on the system, additional features can be added. If we spend $20,000 we will be able to add the following features: automatic dunning notices, collector contact information, payment planning process, and payment receipt processing.

If we spend $30,000 we will be able to add auto dialing, password and menu level security, check remittence history, collector productivity tracking, credit bureau reporting, contact scheduling with the debtor, debtor reminders of payment obligations, and post dated check processing.

If we receive the maximum amount of our public offering, we intend to install an imaging system to make contract documents available on-screen and to decrease data entry costs. The specific cost of the imaging system is $20,000 and is included in the $30,000 allocated for software if the maximum amount of the proceeds is raised in our public offering.

Government Regulation

We intend to conduct our business in Colorado, initially. We will be required to file a notification with the State of Colorado under the Colorado Uniform Commercial Code in accordance with Colorado Revised Statutes 5-6-201-203. An annual fee of $20.00 plus an annual volume fee are required. The annual volume fee is $12.00 for each $100,000, or part thereof, collected. Colorado does not regulate our proposed activities beyond the notification now disclosed.

If we expand to other states, in general, we will have to obtain and maintain licenses and registrations required by certain states' sales finance company laws and/or laws regulating purchases of installment or conditional sales contracts. We intend to obtain and maintain any and all additional qualifications, registrations and licenses necessary for the lawful conduct of its business and operations. Numerous federal and state consumer protection laws, including the Federal Truth-In-Lending Act, the Federal Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Federal Fair Debt Collection Practices Act, the Federal Trade Commission Act, and retail installment sales acts, retail installment sales acts and other similar laws regulate the origination and collection of consumer receivables and impact the Company's business. The relevant laws, among other things, (A) require us to (i) obtain and maintain certain licenses and qualifications, (ii) limit the finance charges, fees and other charges on the contracts purchased and (iii) provide specified disclosures to consumers; (B) limit the terms of the contracts; (C) regulate the credit application and evaluation process; (D) regulate certain servicing and collection practices; and (E) regulate the repossession and sale of collateral. These laws impose specific statutory liabilities upon creditors who fail to comply with their provisions and may give rise to an affirmative defense to payment of the consumer's obligation. In addition, certain of the laws make the assignee of a consumer installment contract liable for the violations of the assignor.

The failure to comply with such laws could have a material adverse effect upon us.

If a borrower defaults on a contract, we as the owner of the contract are entitled to exercise the remedies of a secured party under the Uniform Commercial Code or UCC as it is commonly referred to, which typically includes the right to repossession by self-help means unless such means would constitute a breach of peace. Under the UCC and other laws applicable in most states, a creditor is entitled, subject to possible prohibitions or limitations, to obtain a deficiency judgment from a borrower for any deficiency on repossession and resale of the vacuum cleaners securing the unpaid balance of the borrower's installment contract. Since a deficiency judgment against a borrower would be a personal judgment for the shortfall, and the defaulting borrower may have very little capital or few sources of income, in many cases it is not prudent to seek a deficiency judgment against a borrower or, if one is obtained, it may be settled at a significant discount.

Certain of our operations are subject to the Federal Debt Collections Procedures Act ("FDCPA") and comparable statutes in many states. Under the FDCPA, a third-party collection agency is restricted in the methods it uses to collect consumer debt. For example, a third-party collection agency (1) is limited in communicating with persons other than the consumer about the consumer's debt, (2) may not telephone at inconvenient hours, and (3) must provide verification of the debt at the consumer's request. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the FDCPA. In addition, most states and certain municipalities require collection agencies to be licensed with the appropriate authorities before collecting debts from debtors within those jurisdictions. We intend to establish policies to comply with the provisions of the FDCPA, comparable state statutes and applicable licensing requirements. We also intend to establish policies and procedures to reduce the likelihood of violations of the FDCPA and related state statutes.

Insurance

We do not maintain any insurance relating to our business or operations.

Marketing

Initially, we intend to market our services in the United States through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers primarily to other purchasers of class "C" commercial paper. We also intend to make personal contact with potential clients which may require us to travel and entertain potential customers. The extent of our marketing program will be based upon the amount of money we raise in our public offering.

Competition

The accounts receivable management industry is highly fragmented and competitive. Competition is based largely on recovery rates, industry experience and reputation and service fees. Large volume creditors typically employ more than one accounts receivable management company at one time, and often compare performance rate and rebalance account placements towards higher performing servicers.

Our competitive position in the industry is non-existent and will be until we begin operations. Upon beginning operations, we believe our position will be minuscule. Initially, we intend to compete with other accounts receivable managers by using personal contact, with assurances of prompt, efficient service. If we able to attract business, we intend to be diligent in our operations in order to maintain our new relationship and to encourage the client to turn more accounts over to us.

Employees

We are a start-up stage company and currently have no employees, other than our officers and directors. We intend to hire additional employees on an as needed basis.

Risk Factors

  Because our auditors have issued a going concern opinion and because our officers and directors will not loan any additional money to us, we have to complete our public offering to commence operations. If we do not complete our public offering, we will not start our operations.

  Our auditors have issued a going concern opinion. This means that there is substantial doubt that we will be an ongoing business for the next twelve months. As of the date of this report, we have not commenced operations. Because our officers and directors are unwilling to loan or advance any additional capital to us, except to prepare and file reports with the SEC, we will have to complete our public offering in order to commence operations.

  We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

  We were incorporated on August 23, 2004 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $44,747. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	completion of our public offering
*	our ability to locate purveyors who will provide their services/properties for resale to our clients
*	our ability to attract clients who will buy our services from us
*	our ability to generate revenues through the sale of our services

  Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

  We do not have any clients and we cannot guarantee we will ever have any. Even if we obtain clients, there is no assurance that we will make a profit.

  We do not have any clients. Even if we obtain clients, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

  We are solely dependent upon the funds to be raised in our public offering to start our business, the proceeds of which may be insufficient to achieve revenues. We may need to obtain additional financing which may not be available.

  We have not started our business. We need the proceeds from our public offering to start our operations. If the minimum of $75,000 is raised, this amount will enable us, after paying the expenses of our public offering, to begin the process of engaging in accounts receivable management. We will attempt to purchase debtors sales contracts and collect balances from the debtors. There is no assurance that even if we are able to purchase contracts we will be able to collect the balances due.

  Because we are small and do not have much capital, we must limit marketing our services to potential clients. As a result, we may not be able to attract enough clients to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

  Because we are small and do not have much capital, we must limit marketing our services. The sale of services is how we will initially generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough clients to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

  Because our management does not have technical training or experience in accounts receivable management, we may have to hire qualified personnel. If we can't locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

  Because our management is inexperienced in accounts receivable management, we may have to hire qualified persons to perform such services. Our management has no direct training or experience in this area and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into accounts receivable managerial approaches, accounts receivable management companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

  Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting clients and result in a lack of revenues that may cause us to suspend or cease operations.

  Our officers and directors will only be devoting limited time to our operations. They each will be devoting approximately 20 hours per week or 50% of their time to our operations. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

ITEM 3.     LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Of the 5,000,000 shares of common stock outstanding as of December 13, 2005, 5,000,000 shares were owned by Scott D. McDowell and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At December 13, 2005, there was one holder of record.

Status of our public offering

On August 31, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-120689, permitting us to offer up to 2,500,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of December 13, 2005, we have not sold any shares in our public offering.

Order with the Division of Securities of the State of Colorado

On November 10, 2005, we entered into a consent order with the Division of Securities of the State of Colorado wherein we agreed not to submit any applications for registration of any of our securities to the Securities Commission of the State of Colorado for a period of three years. Further, we were allowed to withdraw our application for registration of our securities by coordination in the State of Colorado. The basis for the consent order was our representation that Carlos Lucero is a trader with Smith Barney Inc. and was previously a trader with Trust Company of America and Merrill Lynch Pierce Fenner & Smith, when in fact, Mr. Lucero is a clerical assistant to a trader at Smith Barney Inc. and was a clerical assistant to a trader at Trust Company of America and at Merrill Lynch Pierce Fenner & Smith.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     PLAN OF OPERATIONS

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not purchased any contracts or generated any revenues from the development. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our public offering. We must raise cash from operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even if we raise the maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise money from our public offering.

To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that once we begin operations we will stay in business after operations have commenced. Further, if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the minimum amount of money from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year but with limited funds available to develop growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy. If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

Assuming we raise the minimum amount in our public offering, we believe we can satisfy our cash requirements during the next twelve months. We will not be conducting any product research or development. We do not expect to purchase or sell significant equipment. We intend to hire additional employees on an as needed basis.

We intend to accomplish the foregoing through the following milestones:

  Complete our public offering. We will expend our entire efforts to raising money. This could take up to 270 days from August 31, 2005. We will not begin operations until we have closed our public offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period. This milestone is based upon our officers' and directors' previous and current work experiences as well as their life experiences.

  After completing our public offering, we will rent an office and obtain the necessary software to begin servicing the contracts. Establishing our office will take two to three weeks from the completion of our public offering. We believe that it will cost $20,000 to acquire the equipment and software to begin operations. We have allocated $500.00 per month for office rent. We intend to hire employees as needed. Our officers and directors will handle our administrative duties. This milestone is based upon our officers' and directors' previous and current work experiences as well as their life experiences.

  We intend to initiate marketing operations within approximately 20-30 days from setting up our office. We believe that it will cost a minimum of $20,000 for our marketing campaign. If we raise the maximum amount of proceeds from our public offering, we will devote $60,000 to our marketing program. Initially, we intend to market our services in the state of Colorado, through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers primarily to other purchasers of class "C" commercial paper. We also intend to make personal contact with potential clients which may require us to travel and entertain potential customers. The extent of our marketing program will be based upon the amount of money we raise in our public offering. If we raise more than the minimum, we intend to spend more on the quality of the advertisements as well as the volume of advertisements. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office. This milestone is based upon our officers' and directors' previous and current work experiences as well as their life experiences.

  Within 90 days or less from establishing our office, we will begin servicing contracts. This milestone is based upon our officers' and directors' previous and current work experiences as well as their life experiences.

In summary, we should be in full operation and receiving orders within 90 days of completing our public offering.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else. If this occurs, you will lose all of your investment.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on August 23, 2004 to August 31, 2005

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form SB-2 Registration Statement. We have prepared an internal business plan. Our loss since inception is $44,747. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations ninety days after we complete our public offering.

Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $100.

Accounts payable

Accounts payable of $44,785 was recorded at August 31, 2005, represented by liabilities, including $27,652 of related party liabilities. These liabilities were accrued during the year ended August 31, 2005.

Liquidity and capital resources

As of the date of this annual report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in August 2004. This was accounted for as a sale of common stock.

On August 31, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-120689, permitting us to offer up to 2,500,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of December 13, 2005, we have not sold any shares in our public offering.

On November 10, 2005, we entered into a consent order with the Division of Securities of the State of Colorado wherein we agreed not to submit any applications for registration of any of our securities to the Securities Commission of the State of Colorado for a period of three years. Further, we were allowed to withdraw our application for registration of our securities by coordination in the State of Colorado. The basis for the consent order was our representation that Carlos Lucero is a trader with Smith Barney Inc. and was previously a trader with Trust Company of America and Merrill Lynch Pierce Fenner & Smith, when in fact, Mr. Lucero is a clerical assistant to a trader at Smith Barney Inc. and was a clerical assistant to a trader at Trust Company of America and at Merrill Lynch Pierce Fenner & Smith.

As of August 31, 2005, our total assets were $138 in cash and our total liabilities were $44,785 comprised of an officer loan of $27,652 and accounts payable of $17,133. Scott D. McDowell, our president, loaned us the sum of $27,652 to pay for legal, accounting and other expenses associated with our public offering. The amount due Mr. McDowell will not be repaid from the proceeds of our public offering, but will only be paid from revenues generated from our operations. The loan is without interest and the agreement with Mr. McDowell is oral. There is no written documentation evidencing the same.

Recent accounting pronouncements

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment." SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

PART III

ITEM 7.     FINANCIAL STATEMENTS.

Certified Public Accountants & Business Consultants

Board of Directors
Bulldog Financial, Inc.
Golden, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Bulldog Financial, Inc. (a development stage company) as of August 31, 2005 and 2004, and the related statements of operations, stockholder's deficit and cash flows for the years then ended and for the period from August 23, 2004 (inception) to August 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bulldog Financial, Inc. as of August 31, 2005 and 2004 and the results of its operations, stockholder's deficit and its cash flows for the years then ended, and for the period from August 23, 2004 (inception) to August 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 1, 2005

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center * 601 W. Riverside, Suite 1940 * Spokane, WA 99201
Phone (509) 838-5111 * Fax (509) 838-5114 * www.williams-webster.com

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	August 31,	August 31,
	2005	2004

ASSETS
CURRENT ASSETS
Cash	$138	$100
Total Current Assets	138	100

TOTAL ASSETS	$138	$100

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable	$17,133	$-
Accounts payable - related party	27,652	18,000
Total Current Liabilities	44,785	18,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIT
Common stock, 100,000,000 shares authorized, $0.00001
par value; 5,000,000 shares issued and outstanding	50	50
Additional paid-in capital	50	50
Accumulated deficit	(44,747)	(18,000)
Total Stockholder's Deficit	(44,647)	(17,900)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$138	$100

The accompanying notes are an integral part of these financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

				From
				August 23,
				2004
	Year Ended		Year Ended	(Inception) to
	August 31,		August 31,	August 31,
	2005		2004	2005

REVENUES	$-		$-	$-

EXPENSES
Office	907		-	907
Accounting	15,547		3,000	18,547
Legal	10,293		15,000	25,293
TOTAL EXPENSES	26,747		18,000	44,747

LOSS FROM OPERATIONS	(26,747)		(18,000)	(44,747)

LOSS BEFORE INCOME TAXES	(26,747)		(18,000)	(44,747)

INCOME TAXES	-		-	-

NET LOSS	$(26,747)		$(18,000)	$(44,747)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	5,000,000		5,000,000

The accompanying notes are an integral part of these financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDER'S DEFICIT

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholder's
	of Shares	Amount	Capital	Deficit	Deficit
Balance August 23, 2004 (inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.00002
per share	5,000,000	50	50	-	100

Net loss for period ended August 31, 2004	-	-	-	(18,000)	(18,000)

Balance, August 31, 2004	5,000,000	50	50	(18,000)	(17,900)

Net loss for year ended August 31, 2005	-	-	-	(26,747)	(26,747)

Balance, August 31, 2005	5,000,000	$50	$50	$(44,747)	$(44,647)

The accompanying notes are an integral part of these financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From
			August 23,
			2004
	Year Ended	Year Ended	(Inception) to
	August 31,	August 31,	August 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,747)	$(18,000)	$(44,747)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Increase in accounts payable	17,133	-	17,133
Increase in accounts payable - related party	9,652	18,000	27,652
Net cash provided by operating activities	38	-	38

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	100	100
Net cash provided by financing activities	-	100	100

Change in cash	38	100	138

Cash, beginning of period	100	-	-

Cash, end of period	$138	$100	$138

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2005

NOTE 1 - DESCRIPTION OF BUSINESS

Bulldog Financial, Inc. (hereinafter "The Company") was incorporated on August 23, 2004 under the laws of the State of Nevada for any lawful business. The principal business of the Company is accounts receivable management. The Company expects to purchase defaulted contracts from lenders and to pursue collections from the contract debtors.

The Company is in the development stage and as of August 31, 2005 had not realized any revenues from its planned operations. The Company's year-end is August 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Bulldog Financial, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2005

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At August 31, 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting date, as there were no common stock equivalents outstanding.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, reasonably approximates fair value at August 31, 2005.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $44,747 incurred through August 31, 2005. The Company has no revenues, limited cash, and negative working capital. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $60,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows for contracts purchased based upon funds received.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2005

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion, or APB, No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets an amendment of ARB Opinion No. 29." This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (hereinafter "SFAS No. 123R"). This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has determined that there was no impact to its financial statements from the adoption of this statement.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2005

In November 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 151, "Inventory Costs- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company as the Company maintains no inventory.

Revenue Recognition

The Company will recognize revenue from contracts (1) upon actual sale (disposition) of such contracts and (2) upon actual cash collections for ongoing contracts. With these two types of revenue sources, revenue will thereby be recorded when there is persuasive evidence that an arrangement exists, services have been rendered, the contract price is determinable, and collectibility is reasonably assured (or, in the case of ongoing contracts, actually collected).

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3 - CAPITAL STOCK

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization in August 2004, the Company issued 5,000,000 shares of common stock for a total of $100 cash.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2005

NOTE 4 - INCOME TAXES

At August 31, 2005, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $15,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at August 31, 2005. The significant components of the deferred tax asset at August 31, 2005 and 2004 were as follows:

	August 31, 2005	August 31, 2004

Net operating loss carryforward:	$44,747	$17,000

Deferred tax asset	$15,000	$6,000
Deferred tax asset valuation allowance	(15,000)	(6,000)

Net deferred tax asset	$-	$-

At August 31, 2005, the Company has net operating loss carryforwards of $44,747, which begin to expire in the year 2024. The change in valuation allowance from August 31, 2004 to August 31, 2005 is $9,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts payable to related parties represents amounts due to the president and chief executive officer for payment of expenses on behalf of the Company. These payables are non-interest bearing and not collateralized. At August 31, 2004, the Company owed the president $18,000, which the president paid on behalf of the Company. At August 31, 2005, the Company owed the president a total of $27,652 for expenses paid on behalf of the Company.

The Company also uses office space of the Company's president and chief executive officer and pays no rent. The value of this space is considered immaterial for financial reporting purposes at August 31, 2005. There is no rental agreement and the Company has plans to locate to a permanent office in the near future.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-KSB. Our financial statements for the period from inception to August 31, 2005, included in this report have been audited by Williams & Webster, P.S., Certified Public Accountants, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in this annual report.

ITEM 8A.     CONTROLS AND PROCEDURES.

(a)     Evaluation of Disclosure Controls and Procedures:   Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting:   There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The members of our board of directors serve until their successors are elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successors are duly elected and qualified, or until they are removed from office. The board of directors has no nominating or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Scott D. McDowell	55	president, chief executive officer, treasurer, chief
98 So. Holman Way		financial officer, chief accounting officer, and
Golden, CO 80401		a member of the board of directors

Carlos Lucero	25	vice president of operations, secretary and a
1101 S. Garrison Street, #203		member of the board of directors
Lakewood, CO 80232

The persons named above has held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Scott D. McDowell has been our president, chief executive officer, treasurer, chief financial officer, chief accounting officer, and a member of our board of directors since our inception on August 23, 2004. Since July, 1995, Mr. McDowell has been President and Operating Manager of Scott D. McDowell & Associates, LLC located in Golden, Colorado. Scott D. McDowell & Associates is engaged in the business of counseling small businesses on strategic planning, capitalization and securing financing. Mr. McDowell is not involved with any activities in connection with offerings of securities or buying and selling securities, as principal or agent for others.

Carlos Lucero has been vice president of operations, secretary, and a member of our board of directors since our inception on August 23, 2004. Since January 2004, Mr. Lucero has been a clerical assistant to a trader in the Englewood, Colorado branch office of Smith Barney Inc., a New York Stock Exchange member and an SEC registered broker/dealer. From July 2002 to January 2004, Mr. Lucero was a clerical assistant to a trader for the brokerage house of Trust Company of America in Englewood, Colorado. From July 2000 to July 2002, Mr. Lucero was a clerical assistant to a trader in the Englewood, Colorado branch officer of Merrill Lynch Pierce Fenner & Smith, a New York stock exchange and NASD member registered with the SEC.

Conflicts of Interest

The only conflict that we foresee are that our officers and directors will devote time to projects that do not involve us. Currently, Scott McDowell devotes 50% of this time to counseling small businesses on strategic planning, capitalization and securing financing and Mr. Lucero devotes 50% of his time to acting as a clerical assistant to a trader at Smith Barney Inc.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

On November 10, 2005, we entered into a consent order with the Division of Securities of the State of Colorado wherein we agreed not to submit any applications for registration of any of our securities to the Securities Commission of the State of Colorado for a period of three years. Further, we were allowed to withdraw our application for registration of our securities by coordination in the State of Colorado. The basis for the consent order was our representation that Carlos Lucero is a trader with Smith Barney Inc. and was previously a trader with Trust Company of America and Merrill Lynch Pierce Fenner & Smith, when in fact, Mr. Lucero is a clerical assistant to a trader at Smith Barney Inc. and was a clerical assistant to a trader at Trust Company of America and at Merrill Lynch Pierce Fenner & Smith.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on August 23, 2004 through August 31, 2005, for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards	Payouts
						Securities
				Other	Under	Restricted		Other
				Annual	Options/	Shares or		Annual
Names				Compen-	SARs	Restricted	LTIP	Compen-
Executive Officer and	Year	Salary	Bonus	sation	Granted	Share/Units	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)

Scott D. McDowell	2005	0	0	0	0	0	0	0
President, Treasurer &	2004	0	0	0	0	0	0	0
Director

Carlos Lucero	2005	0	0	0	0	0	0	0
Vice President Operations,	2004	0	0	0	0	0	0	0
Secretary & Director

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members of the board of directors.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Colorado.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

			Number of Shares	Percentage of
	Number of	Percentage of	After Offering	Ownership After
	Shares	Ownership	Assuming all of	the Offering
Name and Address	Before the	Before the	the Shares are	Assuming all of the
Beneficial Owner [1]	Offering	Offering	Sold	Shares are Sold

Scott D. McDowell	5,000,000	100%	5,000,000	66.67%
98 S. Holman Way
Golden, CO 80401

Carlos Lucero	0	0.00%	0	0.00%
1101 S. Garrison Street, #203
Lakewood, CO 80232

All officers and directors as	5,000,000	100%	0	66.67%
a group (2 individuals)

[1]

The persons named above may be deemed to be "parents" and "promoters" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his or her direct and indirect stock holdings. Messrs. McDowell and Lucero are our only "promoters."

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2004, we issued a total of 5,000,000 shares of restricted common stock to Scott D. McDowell, one of our officers and directors in consideration of $100.

As of August 31, 2005, Mr. McDowell, our president, loaned us the sum of $24,307 to pay for legal, accounting and other expenses associated with the our public offering. The amount due Mr. McDowell will not be repaid from the proceeds of our public offering, but will only be paid from revenues generated from our operations. The loan is without interest and the agreement with Mr. McDowell is oral. There is no written documentation evidencing the same.

On August 31, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-120689, permitting us to offer up to 2,500,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of December 13, 2005, we have not sold any shares in our public offering.

On November 10, 2005, we entered into a consent order with the Division of Securities of the State of Colorado wherein we agreed not to submit any applications for registration of any of our securities to the Securities Commission of the State of Colorado for a period of three years. Further, we were allowed to withdraw our application for registration of our securities by coordination in the State of Colorado. The basis for the consent order was our representation that Carlos Lucero is a trader with Smith Barney Inc. and was previously a trader with Trust Company of America and Merrill Lynch Pierce Fenner & Smith, when in fact, Mr. Lucero is a clerical assistant to a trader at Smith Barney Inc. and was a clerical assistant to a trader at Trust Company of America and at Merrill Lynch Pierce Fenner & Smith.

PART IV

ITEM 13.     EXHIBITS

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-120689 on November 23, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2005	$15,500	Williams & Webster, P.S., Certified Public Accountants
2004	$3,000	Williams & Webster, P.S., Certified Public Accountants

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005	$-0-	Williams & Webster, P.S., Certified Public Accountants
2004	$-0-	Williams & Webster, P.S., Certified Public Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005	$-0-	Williams & Webster, P.S., Certified Public Accountants
2004	$-0-	Williams & Webster, P.S., Certified Public Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005	$-0-	Williams & Webster, P.S., Certified Public Accountants
2004	$-0-	Williams & Webster, P.S., Certified Public Accountants

(5)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of December, 2005.

BULLDOG FINANCIAL, INC.

BY:	/s/ Scott D. McDowell
Scott D. McDowell, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

BY:	/s/ Carlos Lucero
Carlos Lucero, Vice President of Operations, Secretary and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities.

Signatures	Title	Date

/s/ Scott D. McDowell	President, Principal Executive Officer, Treasurer,	December 14, 2005
Scott D. McDowell	Principal Financial Officer, Principal Accounting
Officer and a member of the Board of Directors

/s/ Carlos Lucero	Vice President of Operations, Secretary and a	December 14, 2005
Carlos Lucero	member of the Board of Directors