Form 10QSB
period 2005-11-30
Bulldog Financial, Inc.
filed 2006-01-17
CIK 1308319

==================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-51670

BULLDOG FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3707552
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

98 South Holman Way
Golden, Colorado 80401
(Address of principal executive offices, including zip code.)

(303) 278-0207
(Registrant's telephone number, including area code)

The Company is a Shell company:     Yes [   ]       No   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of January 10, 2006, the Company had 5,000,000 shares of common stock outstanding.

=========================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	November 30,
	2005	August 31,
	(unaudited)	2005

ASSETS
CURRENT ASSETS
Cash	$106	$138
Total Current Assets	106	138

TOTAL ASSETS	$106	$138

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable	$9,306	$17,133
Accounts payable - related party	41,822	27,652
Total Current Liabilities	51,128	44,785

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIT
Common stock, 100,000,000 shares authorized, $0.00001
par value; 5,000,000 shares issued and outstanding	50	50
Additional paid-in capital	50	50
Accumulated deficit	(51,122)	(44,747)
Total Stockholder's Deficit	(51,022)	(44,647)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$106	$138

The accompanying condensed notes are an integral part of these interim financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

					From
					August 23,
		Three Months		Three Months	2004
		Ended		Ended	(Inception) to
		November 30,		November 30,	November 30,
		2005		2004	2005
		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-	$-

EXPENSES
Office		32		65	939
Accounting		6,343		-	24,890
Legal		-		-	25,293
TOTAL EXPENSES		6,375		65	51,122

LOSS FROM OPERATIONS		(6,375)		(65)	(51,122)

LOSS BEFORE INCOME TAXES		(6,375)		(65)	(51,122)

INCOME TAXES		-		-	-

NET LOSS		$(6,375)		$(65)	$(51,122)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		5,000,000		5,000,000

The accompanying condensed notes are an integral part of these interim financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDER'S DEFICIT

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-in	Development	Stockholder's
	of Shares	Amount	Capital	Stage	Deficit

Balance August 23, 2004 (inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.00002
per share	5,000,000	50	50	-	100

Net loss for year ended August 31, 2004	-	-	-	(18,000)	(18,000)

Balance, August 31, 2004	5,000,000	50	50	(18,000)	(17,900)

Net loss for year ended August 31, 2005	-	-	-	(26,747)	(26,747)

Balance, August 31, 2005	5,000,000	50	50	(44,747)	(44,647)

Net loss for period ended November 30, 2005	-	-	-	(6,375)	(6,375)

Balance, November 30, 2005 (unaudited)	5,000,000	$50	$50	$(51,122)	$(51,022)

The accompanying condensed notes are an integral part of these interim financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From
	Three	Three	August 23,
	Months	Months	2004
	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30,
	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,375)	$(65)	$(51,122)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Increase (decrease) in accounts payable	(7,827)	-	9,306
Increase in accounts payable - related party	14,170	600	41,822
Net cash provided (used) by operating activities	(32)	535	6

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	100
Net cash provided by financing activities	-	-	100

Change in cash	(32)	535	106

Cash, beginning of period	138	100	-

Cash, end of period	$106	$635	$106

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended August 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $51,122 incurred through November 30, 2005. The Company has no revenues, limited cash, and negative working capital. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $60,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows for contracts purchased based upon funds received.

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

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2005

Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management believes the adoption of SFAS No. 154 will have no material impact on the financial position, results of operations, or cash flows.

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

In December 2004, the Financial Accounting Standards Board issued to Statement of Financial Accounting Standards No. 123 (R), "Accounting for Stock Based Compensation" (hereinafter "SFAS No. 123R"). This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has determined that there was no impact to its financial statements from the adoption of this statement.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2005

In November 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 151, "Inventory CostsC an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company as the Company maintains no inventory.

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

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2005

NOTE 4 - INCOME TAXES

At November 30, 2005, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $17,300, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at November 30, 2005. The significant components of the deferred tax asset at November 30, 2005 and August 31, 2005 were as follows:

	November 30,	August 31,
	2005	2005
Net operating loss carryforward	$51,122	$44,747

Deferred tax asset	$17,300	$15,000
Deferred tax asset valuation allowance	(17,300)	(15,000)
Net deferred tax asset	$-	$-

At November 30, 2005, the Company has net operating loss carryforwards of $51,122, which begin to expire in the year 2024. The change in valuation allowance from August 31, 2005 to November 30, 2005 is $2,300.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts payable to related parties represents amounts due to the president and chief executive officer for payment of expenses on behalf of the Company. At November 30, 2005, the Company owed $41,822 to the president and chief executive officer. These payables are non-interest bearing and not collateralized. During the period ended November 30, 2005, the president loaned $14,170 to the Company. During the years ended August 31, 2005 and 2004, the president loaned $9,652 and $18,000 to the Company, respectfully.

The Company also uses office space of the Company's president and chief executive officer and pays no rent. The value of this space is considered immaterial for financial reporting purposes at November 30, 2005. There is no rental agreement and the Company has plans to locate to a permanent office in the near future.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We were incorporated in the state of Nevada on August 23, 2004. We have not started operations. We have not generated revenues from operations, but must be considered a start-up business. Our statutory registered agent in Nevada is The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at 98 South Holman Way, Golden, Colorado 80401. Our telephone number is (303) 278-0207. This is the office of Scott D. McDowell, our president. Mr. McDowell allows us to use his office rent free. We do not pay any rent to Mr. McDowell and there is no agreement to pay any rent in the future. Upon the completion of our offering, we intend to establish an office at a new location in the city of Golden, Colorado. We intend to rent 500 square feet of office space.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change.

We have not started our operations and will not start operations until we raise at least the minimum amount in our public offering.

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

We intend to accomplish the foregoing through the following milestones:

1. Complete our public offering. We will expend our entire efforts to raising money. This could take up to 270 days from November 30, 2005. We will not begin operations until we have closed our offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period. This milestone is based upon our officers' and directors' previous and current work experiences as well as their life experiences.

2. After completing our public offering, we will rent an office and obtain the necessary software to begin servicing the contracts. Establishing our office will take two to three weeks from the completion of our public offering. We believe that it will cost $20,000 to acquire the equipment and software to begin operations. We have allocated $500.00 per month for office rent. We intend to hire employees as needed. Our officers and directors will handle our administrative duties. This milestone is based upon our officers' and directors' previous and current work experiences as well as their life experiences.

3. We intend to initiate marketing operations within approximately 20-30 days from setting up our office. We believe that it will cost a minimum of $20,000 for our marketing campaign. If we raise the maximum amount of proceeds from our public offering, we will devote $60,000 to our marketing program. Initially, we intend to market our services in the state of Colorado, through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers primarily to other purchasers of class "C" commercial paper. We also intend to make personal contact with potential clients which may require us to travel and entertain potential customers. The extent of our marketing program will be based upon the amount of money we raise in our public offering. If we raise more than the minimum, we intend to spend more on the quality of the advertisements as well as the volume of advertisements. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office. This milestone is based upon our officers' and directors' previous and current work experiences as well as their life experiences.

4. Within 90 days or less from establishing our office, we will begin servicing contracts. This milestone is based upon our officers' and directors' previous and current work experiences as well as their life experiences.

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

From Inception on August 23, 2004 to November 30, 2005

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form SB-2 Registration Statement. We have prepared an internal business plan. Our loss since inception is $51,122. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations ninety days after we complete our public offering.

Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $100.

Accounts payable

Accounts payable of $51,128 was recorded at November 30, 2005, represented by liabilities, including $41,822 of related party liabilities. These liabilities were accrued during the quarter ended November 30, 2005.

Liquidity and capital resources

As of the date of this quarterly report, we have yet to generate any revenues from our business operations.

In August 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of November 30, 2005, our total assets were $106 in cash and our total liabilities were $51,128 comprised of an officer loan of $41,822 and accounts payable of $9,306 Scott D. McDowell, our president, loaned us the sum of $41,822 to pay for legal, accounting and other expenses associated with our public offering. The amount due Mr. McDowell will not be repaid from the proceeds of our public offering, but will only be paid from revenues generated from our operations. The loan is without interest and the agreement with Mr. McDowell is oral. There is no written documentation evidencing the same.

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management believes the adoption of SFAS No. 154 will have no material impact on the financial position, results of operations, or cash flows.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, " Share Based Payment." SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

ITEM 3.     CONTROLS AND PROCEDURES.

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

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 31, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-120689, permitting us to offer up to 2,500,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of January 12, 2006, we have not sold any shares in our public offering.

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

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of January, 2006.

BULLDOG FINANCIAL, INC.

BY:	/s/ Scott McDowell
Scott D. McDowell, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors