Form 10QSB
period 2006-02-28
Bulldog Financial, Inc.
filed 2006-05-12
CIK 1308319

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of April 30, 2006, the Company had 5,547,500 shares of common stock outstanding.

=================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	February 28	August 31,
	2006	2005
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$38,824	$138
Total Current Assets	38,824	138

TOTAL ASSETS	$38,824	$138

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$12,354	$17,133
Accounts payable - related party	41,822	27,652
Total Current Liabilities	54,176	44,785

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized, $0.00001
par value;
5,387,500 and 5,000,000 shares issued and outstanding,
respectively	54	50
Additional paid-in capital	38,796	50
Accumulated deficit	(54,202)	(44,747)
Total Stockholders' Deficit	(15,352)	(44,647)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$38,824	$138

The accompanying condensed notes are an integral part of these interim financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

									From
									August 23,
									2004
	Three Months Ended				Six Months Ended				(Inception) to
		February 28,		February 28,		February 28,		February 28,	February 28,
		2006		2005		2006		2005	2006
		(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-		$-		$-	$-

EXPENSES
Office		33		32		65		97	972
Accounting		3,047		2,707		9,390		2,707	27,937
Legal		-		-		-		-	25,293
TOTAL EXPENSES		3,080		2,739		9,455		2,804	54,202

LOSS FROM OPERATIONS		(3,080)		(2,739)		(9,455)		(2,804)	(54,202)

LOSS BEFORE INCOME TAXES		(3,080)		(2,739)		(9,455)		(2,804)	(54,202)

INCOME TAXES		-		-		-		-	-

NET LOSS		$(3,080)		$(2,739)		$(9,455)		$(2,804)	$(54,202)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON STOCK SHARES
OUTSTANDING, BASIC AND
DILUTED		5,191,778		5,000,000		5,095,359		5,000,000

The accompanying condensed notes are an integral part of these interim financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-in	Development	Stockholders'
	of Shares	Amount	Capital	Stage	Deficit

Balance August 23, 2004 (inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.00002
per share	5,000,000	50	50	-	100

Net loss for year ended August 31, 2004	-	-	-	(18,000)	(18,000)

Balance, August 31, 2004	5,000,000	50	50	(18,000)	(17,900)

Net loss for year ended August 31, 2005	-	-	-	(26,747)	(26,747)

Balance, August 31, 2005	5,000,000	50	50	(44,747)	(44,647)

Common stock issued for cash at $0.10
per share	387,500	4	38,746	-	38,750

Net loss for period ended February 28, 2006	-	-	-	(9,455)	(9,455)

Balance, February 28, 2006 (unaudited)	5,387,500	$54	$38,796	$(54,202)	$(15,352)

The accompanying condensed notes are an integral part of these interim financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From
			August 23,
			2004
	Six Months Ended		(Inception) to
	February 28,	February 28,	February 28,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,455)	$(2,804)	$(54,202)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Increase (decrease) in accounts payable	(4,779)	2,707	12,354
Increase in accounts payable - related party	14,170	200	41,822
Net cash provided (used) by operating activities	(64)	103	(26)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	38,750	-	38,850
Net cash provided by financing activities	38,750	-	38,850

Change in cash	38,686	103	38,824

Cash, beginning of period	138	100	-

Cash, end of period	$38,824	$203	$38,824

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
February 28, 2006

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended August 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ending February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $54,202 incurred through February 28, 2006. The Company has no revenues, limited cash, and negative working capital. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $60,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows for contracts purchased based upon funds received.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109" ). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
February 28, 2006

Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
February 28, 2006

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. Management believes the adoption of SFAS No. 154 had no material impact on the Company's financial position, results of operations, or cash flows.

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

In December 2004, the Financial Accounting Standards Board issued to Statement of Financial Accounting Standards No. 123 (R), "Accounting for Stock Based Compensation" (hereinafter "SFAS No. 123(R)"). This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers" Accounting for Employee Stock Ownership Plans." The Company has determined that there was no impact to its financial statements from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ."

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
February 28, 2006

This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management does not believe the adoption of this statement had any immediate material impact on the Company as the Company maintains no inventory.

Revenue Recognition
The Company will recognize revenue from contracts (1) upon ctual sale (disposition) of such contracts and (2) upon actual cash collections for ongoing contracts. With these two types of revenue sources, revenue will thereby be recorded when there is persuasive evidence that an arrangement exists, services have been rendered, the contract price is determinable, and collectibility is reasonably assured (or, in the case of ongoing contracts, actually collected).

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

In its initial capitalization in August 2004, the Company issued 5,000,000 shares of common stock for a total of $100 cash. The Company issued an additional 387,500 shares of common stock for $38,750 during the period ending February 28, 2006.

NOTE 4 - INCOME TAXES

At February 28, 2006, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $18,400, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
February 28, 2006

benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at February 28, 2006. The significant components of the deferred tax asset at February 28, 2006 and August 31, 2005 were as follows:

	February 28,	August 31,
	2006	2005
Net operating loss carryforward	$54,202	$44,747

Deferred tax asset	$18,400	$15,000
Deferred tax asset valuation allowance	(18,400)	(15,000)
Net deferred tax asset	$-	$-

At February 28, 2006, the Company has net operating loss carryforwards of $54,202, which begin to expire in the year 2024. The change in valuation allowance from August 31, 2005 to February 28, 2006 is $3,400.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts payable to related parties represents amounts due to the president and chief executive officer for payment of expenses on behalf of the Company. At February 28, 2006, the Company owed $41,822 to the president and chief executive officer. These payables are non-interest bearing and not collateralized. During the period ended November 30, 2005, the president loaned $14,170 to the Company. During the years ended August 31, 2005 and 2004, the president loaned $9,652 and $18,000 to the Company, respectively.

The Company also uses office space of the Company's president and chief executive officer and pays no rent. The value of this space is considered immaterial for financial reporting purposes at February 28, 2006. There is no rental agreement and the Company has plans to locate to a permanent office in the near future.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to the period ending February 28, 2006, the Company sold an additional 160,000 shares of common stock for a total of $16,000.

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

From Inception on August 23, 2004 to February 28, 2006

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form SB-2 Registration Statement. We have prepared an internal business plan. Our loss since inception is $54,202. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations ninety days after we complete our public offering.

Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $100 and 387,500 shares of common stock to other investors for $38,750 in cash.

Accounts payable

Accounts payable of $54,176 was recorded at February 28, 2006, represented by liabilities, including $41,822 of related party liabilities. These liabilities were accrued during the year ended February 28, 2006.

Liquidity and capital resources

As of the date of this quarterly report, we have yet to generate any revenues from our business operations.

In August 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of February 28, 2006, our total assets were $38,824 in cash and our total liabilities were $54,176 comprised of an officer loan of $41,822 and accounts payable of $12,354. Scott D. McDowell, our president, loaned us the sum of $41,822 to pay for legal, accounting and other expenses associated with our public offering. The amount due Mr. McDowell will not be repaid from the proceeds of our public offering, but will only be paid from revenues generated from our operations. The loan is without interest and the agreement with Mr. McDowell is oral. There is no written documentation evidencing the same.

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. Management believes the adoption of SFAS No. 154 had no material impact on the financial position, results of operations, or cash flows.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment." SFAS 123(R) is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123(R) does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123(R) includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 31, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-120689, permitting us to offer up to 2,500,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of April 30, 2006, we have sold 547,500 shares at $0.10 per share, totaling $54,750 raised from our public offering to date. We have not reached our minimum offering requirements and therefore have not begun to utilize these funds.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of May, 2006.

BULLDOG FINANCIAL, INC.

BY:	SCOTT MCDOWELL
Scott D. McDowell, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors