Form 10QSB
period 2006-05-31
Bulldog Financial, Inc.
filed 2006-07-24
CIK 1308319

====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of July 12, 2006, the Company had 5,772,500 shares of common stock outstanding.

=====================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	May 31,	August 31,
	2006	2005
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$77,277	$138
Total Current Assets	77,277	138

TOTAL ASSETS	$77,277	$138

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$31,649	$30,133
Accounts payable - related party	29,822	12,652
Total Current Liabilities	61,471	44,785

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value;
5,772,500 and 5,000,000 shares issued and outstanding, respectively	58	50
Additional paid-in capital	77,292	50
Accumulated deficit	(61,544)	(44,747)
Total Stockholders' Equity (Deficit)	15,806	(44,647)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$77,277	$138

The accompanying condensed notes are an integral part of these interim financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

									From
									August 23,
									2004
	Three Months Ended				Nine Months Ended				(Inception) to
		May 31,		May 31,		May 31,		May 31,	May 31,
		2006		2005		2006		2005	2006
		(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-		$-		$-	$-

EXPENSES
Office		47		32		111		129	1,018
Accounting		-		5,964		9,391		8,671	27,938
Legal		7,295		-		7,295		-	32,588
TOTAL EXPENSES		7,342		5,996		16,797		8,800	61,544

LOSS FROM OPERATIONS		(7,342)		(5,996)		(16,797)		(8,800)	(61,544)

LOSS BEFORE INCOME TAXES		(7,342)		(5,996)		(16,797)		(8,800)	(61,544)

INCOME TAXES		-		-		-		-	-

NET LOSS		$(7,342)		$(5,996)		$(16,797)		$(8,800)	$(61,544)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		5,517,772		5,000,000		5,237,711		5,000,000

The accompanying condensed notes are an integral part of these interim financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated	Total
	Common Stock		Additional	During	Stockholders'
	Number		Paid-in	Development	Equity
	of Shares	Amount	Capital	Stage	(Deficit)

Balance August 23, 2004 (inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.00002
per share	5,000,000	50	50	-	100

Net loss for year ended August 31, 2004	-	-	-	(18,000)	(18,000)

Balance, August 31, 2004	5,000,000	50	50	(18,000)	(17,900)

Net loss for year ended August 31, 2005	-	-	-	(26,747)	(26,747)

Balance, August 31, 2005	5,000,000	50	50	(44,747)	(44,647)

Common stock issued for cash at $0.10
per share	772,500	8	77,242	-	77,250

Net loss for period ended May 31, 2006	-	-	-	(16,797)	(16,797)

Balance, May 31, 2006 (unaudited)	5,772,500	$58	$77,292	$(61,544)	$15,806

The accompanying condensed notes are an integral part of these interim financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From
			August 23,
			2004
	Nine Months Ended		(Inception) to
	May 31,	May 31,	May 31,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,797)	$(8,800)	$(61,544)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Increase (decrease) in accounts payable	(484)	2,964	31,649
Increase in accounts payable - related party	17,170	5,907	29,822
Net cash provided (used) by operating activities	(111)	71	(73)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	77,250	-	77,350
Net cash provided by financing activities	77,250	-	77,350

Change in cash	77,139	71	77,277

Cash, beginning of period	138	100	-

Cash, end of period	$77,277	$171	$77,277

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended August 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ending May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $61,544 incurred through May 31, 2006. The Company has no revenues and has recurring losses from operations. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company' s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $60,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows for contracts purchased based upon funds received.

Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an Amendment of FASB Statement No. 140," (hereinafter "SFAS No. 156). This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2006

servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially recorded at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140," (hereinafter SFAS No. 155). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, " Accounting Changes," and SFAS No. 3, " Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28" .. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. Management believes the adoption of SFAS No. 154 had no immediate material impact on the Company' s financial position, results of operations, or cash flows.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2006

Reclassifications
 Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

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

In its initial capitalization in August 2004, the Company issued 5,000,000 shares of common stock for a total of $100 cash. The Company issued an additional 385,000 and 387,500 shares of common stock for $38,500 and $38,750 during the periods ending May 31, 2006 and February 28, 2006, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts payable to related parties represents amounts due to the president and chief executive officer for payment of expenses on behalf of the Company. At May 31, 2006, the Company owed $44,822 to the president and chief executive officer. These payables are non-interest bearing and not collateralized. During the nine-month period ended May 31, 2006, the president loaned $17,170 to the Company. During the years ended August 31, 2005 and 2004, the president loaned $9,652 and $18,000 to the Company, respectively.

The Company also uses office space of the Company' s president and chief executive officer and pays no rent. The value of this space is considered immaterial for financial reporting purposes at May 31, 2006. There is no rental agreement and the Company has plans to locate to a permanent office in the near future.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2006

NOTE - SUBSEQUENT EVENTS

Subsequent to May 31, 2006, the Company paid off payables of $15,000. Also, subsequent to May 31, 2006, the Company entered into an oral sublease for office space for $500 per month and paid $500 for a deposit and rent for the months of July and August, 2006.

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

On May 25, 2006, we completed our public offering by selling 772,500 shares at $0.10 per share, totaling $77,250. We will begin our operations as described in the Business section of our Registration Statement immediately.

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not purchased any contracts or generated any revenues from the development. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our public offering. We must raise cash from operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even if we raise the maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will begin operations immediately because we raised the minimum amount of money from our public offering.

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

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Since we have raised the minimum amount of money from our public offering, we expect it to last a year but with limited funds available to develop growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy. If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

Because we have raised the minimum amount in our public offering, we believe we can satisfy our cash requirements during the next twelve months. We will not be conducting any product research or development. We will begin to purchase equipment necessary to start operations. We intend to hire additional employees on an as needed basis.

We intend to accomplish the foregoing through the following milestones:

1. We have raised the minimum amount of monies in our public offering. We will rent an office, purchase contracts and obtain the necessary hardware and software to begin servicing the contracts. Establishing our office will take two to three weeks from the completion of our public offering. We believe that it will cost $20,000 to acquire the equipment and software to begin operations. We believe it will cost $8,000 to purchase contracts for collection to begin operations. We have allocated $500.00 per month for office rent. We intend to hire employees as needed. Our officers and directors will handle our administrative duties. This milestone is based upon our officers' and directors' previous and current work experiences as well as their life experiences.

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

3. Within 60 days or less from establishing our office, we will begin servicing contracts. This milestone is based upon our officers' and directors' previous and current work experiences as well as their life experiences.

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

From Inception on August 23, 2004 to May 31, 2006

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form SB-2 Registration Statement. We have prepared an internal business plan. Our loss since inception is $61,544. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations ninety days after we complete our public offering.

Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $100 and 772,500 shares of common stock to other investors for $77,250 in cash.

Accounts payable

Accounts payable of $61,471 was recorded at May 31, 2006, represented by liabilities, including $44,822 of related party liabilities. These liabilities were accrued during the year ended May 31, 2006.

Liquidity and capital resources

As of the date of this quarterly report, we have yet to generate any revenues from our business operations.

In August 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of May 31, 2006, our total assets were $77,277 in cash and our total liabilities were $61,471 comprised of an officer loan of $44,822 and accounts payable of $16,649, Scott D. McDowell, our president, loaned us the sum of $44,822 to pay for legal, accounting and other expenses associated with our public offering. The amount due Mr. McDowell will not be repaid from the proceeds of our public offering, but will only be paid from revenues generated from our operations. The loan is without interest and the agreement with Mr. McDowell is oral. There is no written documentation evidencing the same.

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

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 31, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-120689, permitting us to offer up to 2,500,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On May 25, 2006, we completed our public offering by selling 772,500 shares at $0.10 per share, totaling $77,250. None of the proceeds were used during the quarter ended May 31, 2006.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of July, 2006.

BULLDOG FINANCIAL, INC.

BY:	SCOTT MCDOWELL
Scott D. McDowell, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors