Form 10QSB/A
period 2006-05-31
Bulldog Financial, Inc.
filed 2006-07-25
CIK 1308319

====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	May 31,	August 31,
	2006	2005
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$77,277	$138
Total Current Assets	77,277	138

TOTAL ASSETS	$77,277	$138

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$31,649	$32,133
Accounts payable - related party	29,822	12,652
Total Current Liabilities	61,471	44,785

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par value;
5,772,500 and 5,000,000 shares issued and outstanding, respectively	58	50
Additional paid-in capital	77,292	50
Accumulated deficit	(61,544)	(44,747)
Total Stockholders' Equity (Deficit)	15,806	(44,647)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$77,277	$138

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts payable to related parties represents amounts due to the president and chief executive officer for payment of expenses on behalf of the Company. At May 31, 2006, the Company owed $29,822 to the president and chief executive officer. These payables are non-interest bearing and not collateralized. During the nine-month period ended May 31, 2006, the president loaned $17,170 to the Company. During the years ended August 31, 2005 and 2004, the president loaned $9,652 and $3,000 to the Company, respectively.

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

Accounts payable

Accounts payable of $61,471 was recorded at May 31, 2006, represented by liabilities, including $29,822 of related party liabilities. These liabilities were accrued during the year ended May 31, 2006.

Liquidity and capital resources

As of the date of this quarterly report, we have yet to generate any revenues from our business operations.

In August 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of May 31, 2006, our total assets were $77,277 in cash and our total liabilities were $61,471 comprised of an officer loan of $29,822 and accounts payable of $31,649, Scott D. McDowell, our president, loaned us the sum of $29,822 to pay for legal, accounting and other expenses associated with our public offering. The amount due Mr. McDowell will not be repaid from the proceeds of our public offering, but will only be paid from revenues generated from our operations. The loan is without interest and the agreement with Mr. McDowell is oral. There is no written documentation evidencing the same.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of July, 2006.

BULLDOG FINANCIAL, INC.

BY:	SCOTT MCDOWELL
Scott D. McDowell, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors