Form 10KSB/A
period 2005-08-31
Bulldog Financial, Inc.
filed 2006-11-08
CIK 1308319

========================================================================================================================================

FORM 10-KSB/A-1

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-120689

BULLDOG FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3707552
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

98 South Holman Way
Golden, Colorado 80401
(Address of principal executive offices, including zip code.)

(303) 278-0207
(Registrant's telephone number, including area code)

The Company is a Shell company:   Yes [X]   No [   ]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

====================================================================================================================================

PART IV

ITEM 13.         EXHIBITS

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

The following Exhibits are incorporated herein by reference from the Registrant's Form 10-KSB filed with the Securities and Exchange Commission, SEC file #333-120689 on December 14, 2005. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

14.1	Code of Ethics.
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

The following documents are included herein:

Exhibit No.	Document Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended (Chief Executive Officer and Chief Financial Officer).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November, 2006.

BULLDOG FINANCIAL, INC.

BY:	SCOTT MCDOWELL
Scott D. McDowell, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities.

Signatures	Title	Date

SCOTT MCDOWELL	President, Principal Executive Officer, Treasurer,	November 7, 2006
Scott D. McDowell	Principal Financial Officer, Principal Accounting
Officer and a member of the Board of Directors