Form 10KSB
period 2006-08-31
Bulldog Financial, Inc.
filed 2006-12-14
CIK 1308319

=======================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2006
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

============================================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year August 31, 2006: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 31, 2006: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 29, 2006: 5,772,500 shares.

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

PART I

ITEM 1.     BUSINESS

General

We were incorporated in the state of Nevada on August 23, 2004. We have not started operations. We have recently commenced operations. However, we are yet to generate any revenues and must be considered a start-up business. Our statutory registered agent in Nevada is The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at 691 Corporate Circle, Golden, Colorado 80401. Our telephone number is (303) 278-0207.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change.

We have not conducted any market research into the likelihood of success of our operations.

Services

We are engaged in the business of accounts receivable management.

We are engaged in the business of purchasing of class " C" consumer installment contracts issued by Tristar Cleaning Systems, Rainbow Cleaning Systems, Kirby Cleaning Systems and other manufacturers of vacuum cleaners. These three companies are generally recognized as the leading manufactures of vacuum cleaners. There is no previous relationships with any of these entities. Class "C" consumer sales contracts are issued to debtors who cannot qualify for traditional loans, primarily due to a poor credit rating. We intend to purchase the class "C" contracts from various vacuum cleaning vendors. We will administer contracts and collect payments. We then take steps to collect the delinquent balance.

We will receive 70% of all money collected and the vendor will receive 30% thereof. These are standard terms within the industry. After the assignment of the contract to us, we retain all accruing interest from that date until the contract has been fully performed.

As of the date of this report, we have entered into a business relationship with Credit Justice, Inc. and have purchased some contracts for collection.

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

Billing and Collection Process

Payments we receive from debtors will be deposited, on a daily basis, in a separate account at a commercial bank. A simultaneous electronic data transfer of debtor' s payment data is made to us for posting to our computerized records. Our proposed collection process will be based on a strategy of closely monitoring contracts and maintaining frequent contact with debtors. As part of this process, we will make early, frequent contact with debtors and attempt to educate borrowers on how to manage monthly budgets. We will attempt to identify the underlying causes of a debtor' s delinquency and to make an early collection risk assessment. We believe that our intended proactive collection process, including the identification of payment problems, will reduce our repossession rates. In support of our collection efforts, we intend to maintain collection software with collection operations, which will include a high-penetration autodialer. With the aid of the autodialer, after we have made arrangements with the debtor to make payments, we will attempt to contact any debtor whose account becomes six days past due. Although we will emphasize telephonic contact, we will also typically send past due notices to debtors when an account becomes ten days past due. In some cases, we intend to use the Western Union Quick Collection Service to collect borrower's payments and to reduce the incidence of bad checks. Western Union Quick Collection is a nationwide process whereby a debtor is required to deliver cash to a Western Union office for payment of a debt. The receiving Western Union then transfers the money to a related Western Union office as requested by the creditor.

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

Management Information Systems

We intend to rely on automated information management and data processing systems to maximize productivity, minimize credit losses and maintain data integrity. From the proceeds of our offering, we have acquired hardware comprised of three computers, one printer, an expandable telephone system and related equipment and supplies for $10,125. We have also acquired an expandable collection software system, related equipment and miscellaneous supplies for $10,000 from the proceeds of our offering. We now have a system that will allow us to operate at the minimum collection level.

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

Marketing

Initially, we intend to market our services in the United States through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers primarily to other purchasers of class "C" commercial paper. We also intend to make personal contact with potential clients which may require us to travel and entertain potential customers. From the proceeds of our offering, we have obtained a marketing study and plan for $7,500. We intend to pay for further marketing efforts from operating revenues. The extent of our marketing program will be based upon the amount of operating revenues realized.

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

Risk Factors

1. Because our auditors have issued a going concern opinion and because our officers and directors will not loan any additional money to us, we have to complete our public offering to commence operations.

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

2. We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated on August 23, 2004 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $76,194. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

3. Because we are small and do not have much capital, we must limit marketing our services to potential clients. As a result, we may not be able to attract enough clients to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

Because we are small and do not have much capital, we must limit marketing our services. The sale of services is how we will initially generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough clients to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

4. Because our management does not have technical training or experience in accounts receivable management, we may have to hire qualified personnel. If we can' t locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

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

5. Because our officer and director will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting clients and result in a lack of revenues that may cause us to suspend or cease operations.

Our sole officer and director will only be devoting limited time to our operations. He will be devoting approximately 20 hours per week or 50% of his time to our operations. Because our officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

ITEM 3.     LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2006, there were no matters submitted to a vote of our shareholders.

PART II.

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

We have, 5,772,500 shares of common stock outstanding as of November 29, 2006. 5,000,000 shares were owned by Scott D. McDowell and may only be resold in compliance with Rule 144 of the Securities Act of 1933. The remaining 772,500 shares of common stock outstanding as of November 29, 2006, are owned by 39 individuals.

At November 29, 2006, there were 40 holders of record.

Status of our public offering

On August 31, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-120689, permitting us to offer up to 2,500,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On May 25, 2006, we completed our public offering by selling 772,500 shares at $0.10 per share, totaling $77,250. Some of the proceeds have been used to implement our business plan during the year ended August 31, 2006. Proceeds were used as follows: Legal-$17,295; Accounting-$14,854; Marketing-$7,500; Office Equipment-$10,125; Software-$10,000; Purchase of delinquent accounts for collection-$13,000; and, Rent and Office Expense-$2,630.

Order with the Division of Securities of the State of Colorado

On November 10, 2005, we entered into a consent order with the Division of Securities of the State of Colorado wherein we agreed not to submit any applications for registration of any of our securities to the Securities Commission of the State of Colorado for a period of three years. Further, we were allowed to withdraw our application for registration of our securities by coordination in the State of Colorado. The basis for the consent order was our representation that Carlos Lucero is a trader with Smith Barney Inc. and was previously a trader with Trust Company of America and Merrill Lynch Pierce Fenner & Smith, when in fact, Mr. Lucero is a clerical assistant to a trader at Smith Barney Inc. and was a clerical assistant to a trader at Trust Company of America and at Merrill Lynch Pierce Fenner & Smith. Mr. Lucero has since resigned as officer and director of the Company.

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

ITEM 6.     PLAN OF OPERATIONS

We were incorporated in the state of Nevada on August 23, 2004. We have not started operations. We have not generated revenues from operations, but must be considered a start-up business. Our statutory registered agent in Nevada is The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. From the proceeds of our offering, we subleased office space to commence operations. Our telephone number is (303) 278-0207.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change.

On May 25, 2006, we completed our public offering by selling 772,500 shares at $0.10 per share, totaling $77,250. We began our operations as described in the Business section of our Registration Statement during June, 2006.

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

We are a start-up stage corporation and have begun operations and have generated some revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not purchased a significant number of contracts or generated any revenues from the development. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our public offering. We must raise cash from operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even if we raise the maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will begin operations immediately because we raised the minimum amount of money from our public offering.

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

Because we have raised the minimum amount in our public offering, we believe we can satisfy our cash requirements during the next twelve months. We will not be conducting any product research or development. We have purchased equipment necessary to start operations. We intend to hire additional employees on an as needed basis.

We intend to accomplish the foregoing through the following milestones:

1. We intend to initiate marketing operations within approximately 20-30 days from setting up our office. We believe that it will cost a minimum of $20,000 for our marketing campaign. If we raise the maximum amount of proceeds from our public offering, we will devote $60,000 to our marketing program. Initially, we intend to market our services in the state of Colorado, through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers primarily to other purchasers of class "C" commercial paper. We also intend to make personal contact with potential clients which may require us to travel and entertain potential customers. The extent of our marketing program will be based upon the amount of money we raise in our public offering. If we raise more than the minimum, we intend to spend more on the quality of the advertisements as well as the volume of advertisements. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office. This milestone is based upon our officers' and directors' previous and current work experiences as well as their life experiences. From the proceeds from our offering, we obtained an initial marketing study and assessment for $7,500. We felt additional monies would be better spent purchasing delinquent accounts and generating revenues. We intend to continue marketing programs and to fund any such programs from operating revenues generated from the collection of delinquent accounts.

2. Within 60 days or less from establishing our office, we will begin servicing contracts. This milestone is based upon our officers' and directors' previous and current work experiences as well as their life experiences. This milestone has been reached.

In summary, we are in full operation at this time.

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

From Inception on August 23, 2004 to August 31, 2006

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form SB-2 Registration Statement. We have prepared an internal business plan. Our loss since inception is $76,194. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations ninety days after we complete our public offering.

Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $100 and 772,500 shares of common stock to other investors for $77,250 in cash.

Accounts payable

Accounts payable of $32,431 was recorded at August 31, 2006, represented by liabilities, including $29,322 of related party liabilities. These liabilities were accrued during the year ended August 31, 2006.

Liquidity and capital resources

As of the date of this annual report, we have yet to generate any revenues from our business operations.

In August 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of August 31, 2006, our total assets were $33,587, $1,862 in cash, $13,000 in inventory and $18,725 in fixed assets and our total liabilities were $32,431 comprised of an officer loan of $-0- and accounts payable of $3,109, Scott D. McDowell, our president, loaned us the sum of $29,322 to pay for legal, accounting and other expenses associated with our public offering. The amount due Mr. McDowell will not be repaid from the proceeds of our public offering, but will only be paid from revenues generated from our operations. The loan is without interest and the agreement with Mr. McDowell is oral. There is no written documentation evidencing the same.

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

Board of Directors
Bulldog Financial, Inc.
Golden, CO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Bulldog Financial, Inc. (a development stage company) as of August 31, 2006 and 2005, and the related statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from August 23, 2004 (inception) to August 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bulldog Financial, Inc. as of August 31, 2006 and 2005 and the results of its operations, stockholders deficit and its cash flows for the years then ended, and for the period from August 23, 2004 (inception) to August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses, negative working capital, and minimal cash raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WILLIAMS & WEBSTER, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 27, 2006

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	August 31,	August 31,
	2006	2005

ASSETS
CURRENT ASSETS
Cash	$1,862	$138
Inventory	13,000	-
Total Current Assets	14,862	138

FIXED ASSETS
Office equipment, net	9,281	-
Software, net	9,444	-
Total Fixed Assets	18,725	-

TOTAL ASSETS	$33,587	$138

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable	$3,109	$17,133
Accounts payable - related party	29,322	27,652
Total Current Liabilities	32,431	44,785

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIT
Common stock, 100,000,000 shares authorized,
$0.00001par value; 5,772,500 and 5,000,000 shares
issued and outstanding, respectively	58	50
Additional paid-in capital	77,292	50
Accumulated deficit from development stage	(76,194)	(44,747)
Total Stockholder's Deficit	1,156	(44,647)

TOTAL LIABILITIES AND STOCKHOLDER'S
DEFICIT	$33,587	$138

The accompanying notes are an integral part of these financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			From
			August 23,
			2004
	Year Ended	Year Ended	(Inception) to
	August 31,	August 31,	August 31,
	2006	2005	2006

REVENUES	$-	$-	$-

EXPENSES
Office	10,252	907	11,159
Professional fees	19,79	25,840	63,635
Depreciation and amortization	1,400	-	1,400
TOTAL EXPENSES	31,447	26,747	76,194

LOSS FROM OPERATIONS	(31,447)	(26,747)	(76,194)

LOSS BEFORE INCOME TAXES	(31,447)	(26,747)	(76,194)

INCOME TAXES	-	-	-

NET LOSS	$(31,447)	$(26,747)	$(76,194)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	5,399,792	5,000,000

The accompanying notes are an integral part of these financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDER'S DEFICIT

	Common Stock		Additional		Total
	Number		Paid-in	Accumulated	Stockholder's
	of Shares	Amount	Capital	Deficit	Deficit

Balance August 23, 2004 (inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.00002
per share	5,000,000	50	50	-	100

Net loss for period ended August 31, 2004	-	-	-	(18,000)	(18,000)

Balance, August 31, 2004	5,000,000	50	50	(18,000)	(17,900)

Net loss for year ended August 31, 2005	-	-	-	(26,747)	(26,747)

Balance, August 31, 2005	5,000,000	50	50	(44,747)	(44,647)

Common stock issued for cash at $0.10 per share	772,500	8	77,242	-	77,250

Net loss for the year ended August 31, 2006	-	-	-	(31,447)	(31,447)

Balance, August 31, 2006	5,772,500	$58	$77,292	$(76,194)	$1,156

The accompanying notes are an integral part of these financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From
			2004
	Year Ended	Year Ended	(Inception) to
	August 31,	August 31,	August 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,447)	$(26,747)	$(76,194)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization expense	1,400	-	1,400
Changes in asset and liabilities
Increase (decrease) in accounts payable	(14,024)	17,133	3,109
Increase in accounts payable - related party	1,670	9,652	29,322
Increase (decrease) inventory	(13,000)	-	(13,000)
Net cash provided (used) by operating activities	(55,401)	38	(55,363)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	(10,125)	-	(10,125)
Purchase of software	(10,000)	-	(10,000)
Net cash used by financing activities	(20,125)	-	(20,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	77,250	-	77,350
Net cash provided by financing activities	77,250	-	77,350

Change in cash	1,724	38	1,862

Cash, beginning of period	138	100	-

Cash, end of period	$1,862	$138	$1,862

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2006

NOTE 1 - DESCRIPTION OF BUSINESS

Bulldog Financial, Inc. (hereinafter "The Company") was incorporated on August 23, 2004 under the laws of the State of Nevada for any lawful business. The principal business of the Company is accounts receivable management. The Company expects to purchase defaulted contracts from lenders and to pursue collections from the contract debtors.

The Company is in the development stage and as of August 31, 2006 had not realized any revenues from its planned operations. The Company's year-end is August 31.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, reasonably approximates fair value at August 31, 2006.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2006

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $76,194 incurred through August 31, 2006. The Company has no revenues, limited cash, and negative working capital. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $60,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows for contracts purchased based upon funds received.

Inventory
Inventory consists of purchased miscellaneous delinquent accounts and are stated at the lower of cost or market.

Inventory balances at August 31, 2006 and 2005 are comprised as follows:

	2006	2005
Inventory of receivables	$13,000	$-
	$13,000	$-

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

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (hereinafter "SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operations.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2006

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material immediate impact on its financial reporting. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.

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
AUGUST 31, 2006

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets.  The useful life of property and equipment for purposes of computing depreciation is three years. The following is a summary of property, equipment, and accumulated depreciation:

Office Equipment	$10,125
Software	10,000
Less accumulated depreciation & amortization	(1,400)
Property and Equipment, net	$18,725

Depreciation and amortization expense for the year ended August 31, 2006 was $1,400.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

Long-lived Assets
The company has adopted the policies of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2006

NOTE 5 - CAPITAL STOCK

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

NOTE 6 - INCOME TAXES

At August 31, 2006, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $25,900, principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at August 31, 2006. The significant components of the deferred tax asset at August 31, 2006 and 2005 were as follows:

	August 31, 2006	August 31, 2005
Net operating loss carry forward:	$76,200	$44,600
Deferred tax asset	$25,900	$15,200
Deferred tax asset valuation allowance	(25,900)	(15,200)
Net deferred tax asset	$-	-

At August 31, 2006, the Company has net operating loss carry forwards of approximately $76,200, which begin to expire in the year 2025. The change in valuation allowance from August 31, 2005 to August 31, 2006 is approximately $10,700.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts payable to related parties represents amounts due to the president and chief executive officer for payment of expenses on behalf of the Company. These payables are non-interest bearing and not collateralized. At August 31, 2005, the Company owed the president $27,652 for expenses paid on behalf of the Company. At August 31, 2006, the Company owed the president a total of $29,382 for expenses paid on behalf of the Company.

The Company also uses office space of the Company's president and chief executive officer and pays no rent. The value of this space is considered immaterial for financial reporting purposes at August 31, 2006.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-KSB. Our financial statements for the period from inception to August 31, 2006, included in this report have been audited by Williams & Webster, P.S., Certified Public Accountants, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in this annual report.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Scott D. McDowell	57	president, chief executive officer, treasurer, chief
98 So. Holman Way		financial officer, chief accounting officer, and
Golden, CO 80401		a member of the board of directors

The persons named above has held their offices/positions since inception of our company. Carlos Lucero resigned as an officer and director on October 4, 2006. Mr. McDowell is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Scott D. McDowell has been our president, chief executive officer, treasurer, chief financial officer, chief accounting officer, and a member of our board of directors since our inception on August 23, 2004. Since July 1995, Mr. McDowell has been President and Operating Manager of Scott D. McDowell & Associates, LLC located in Golden, Colorado. Scott D. McDowell & Associates is engaged in the business of counseling small businesses on strategic planning, capitalization and securing financing. Mr. McDowell is not involved with any activities in connection with offerings of securities or buying and selling securities, as principal or agent for others.

Conflicts of Interest

The only conflict that we foresee are that our officers and directors will devote time to projects that do not involve us. Currently, Scott McDowell devotes 50% of this time to counseling small businesses on strategic planning, capitalization and securing financing.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

Based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2006 fiscal year our directors, executive officers and persons who own more than 10% of our common stock filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us from inception on August 23, 2004 through August 31, 2006, for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Scott McDowell	2006	0	0	0	0	0	0	0	0
President, Secretary,	2005	0	0	0	0	0	0	0	0
Treasurer	2004	0	0	0	0	0	0	0	0

Carlos Lucero	2006	0	0	0	0	0	0	0	0
Vice President Operations	2005	0	0	0	0	0	0	0	0
Secretary (resigned)	2004	0	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is April 30.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Scott McDowell	0	0	0	0	0	0	0

Carlos Lucero	0	0	0	0	0	0	0
(resigned)

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering . The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

		Percentage of
		Ownership After
		the Offering
Name and Address	Number of	Assuming all of the
Beneficial Owner [1]	Shares	Shares are Sold

Scott D. McDowell	5,000,000	86.62%
98 S. Holman Way
Golden, CO 80401

All officers and directors as	5,000,000	86.62%
a group (1 individual)

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

As of August 31, 2006, Mr. McDowell, our president, loaned us the sum of $29,322 to pay for legal, accounting and other expenses associated with our public offering. The amount due Mr. McDowell will not be repaid from the proceeds of our public offering, but will only be paid from revenues generated from our operations. The loan is without interest and the agreement with Mr. McDowell is oral. There is no written documentation evidencing the same.

On August 31, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-120689, permitting us to offer up to 2,500,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On May 25, 2006, we completed our public offering by selling 772,500 shares at $0.10 per share, totaling $77,250. Proceeds used during the year ended August 31, 2006 to implement our business plan were as follows: Legal-$17,295; Accounting-$14,854; Marketing-$7,500; Office Equipment-$10,125; Software-$10,000; Purchase of delinquent accounts for collection-$13,000; and, Rent and Office Expense-$2,630.

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

The following Exhibits are incorporated herein by reference from our Form 10-KSB filed with the Securities and Exchange Commission for the period ending August 31, 2005:

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006	$17,500	Williams & Webster, P.S., Certified Public Accountants
2005	$15,500	Williams & Webster, P.S., Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006	$-0-	Williams & Webster, P.S., Certified Public Accountants
2005	$-0-	Williams & Webster, P.S., Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006	$-0-	Williams & Webster, P.S., Certified Public Accountants
2005	$-0-	Williams & Webster, P.S., Certified Public Accountants

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of December, 2006.

BULLDOG FINANCIAL, INC.

BY:	SCOTT MCDOWELL
Scott D. McDowell, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors