Form 10QSB
period 2006-11-30
Bulldog Financial, Inc.
filed 2007-01-23
CIK 1308319

==========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 22, 2007, the Company had 5,772,500 shares of common stock outstanding.

============================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	November 30,
	2006	August 31,
	(unaudited)	2006

ASSETS
CURRENT ASSETS
Cash	$1,862	$1,862
Inventory	13,000	13,000
Total Current Assets	14,862	14,862

FIXED ASSETS
Office equipment, net	8,437	9,281
Software, net	8,611	9,444
Total Fixed Assets	17,048	18,725

TOTAL ASSETS	$31,910	$33,587

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,109	$3,109
Accounts payable - related party	29,322	29,322
Total Current Liabilities	32,431	32,431

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001 par
value; 5,772,500 shares issued and outstanding,	58	58
Additional paid-in capital	77,292	77,292
Accumulated deficit from development stage	(77,871)	(76,194)
Total Stockholders' Equity (Deficit)	(521)	1,156

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$31,910	$33,587

The accompanying notes are an integral part of these financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

					From
					August 23,
		Three Months		Three Months	2004
		Ended		Ended	(Inception) to
		November 30,		November 30,	November 30,
		2006		2005	2006
		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-	$-

EXPENSES
Office		-		32	11,159
Professional fees		-		6,343	63,635
Depreciation and amortization		1,677		-	3,077
TOTAL EXPENSES		1,677		6,375	77,871

LOSS FROM OPERATIONS		(1,677)		(6,375)	(77,871)

LOSS BEFORE INCOME TAXES		(1,677)		(6,375)	(77,871)

INCOME TAXES		-		-	-

NET LOSS		$(1,677)		$(6,375)	$(77,871)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		5,772,500		5,000,000

The accompanying notes are an integral part of these financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From
			August 23,
	Three Months	Three Months	2004
	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30,
	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,677)	$(6,375)	$(77,871)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	1,677	-	3,077
Changes in asset and liabilities
Increase (decrease) in accounts payable	-	(7,827)	3,109
Increase in accounts payable - related party	-	14,170	29,322
Increase (decrease) inventory	-	-	(13,000)
Net cash provided (used) by operating activities	-	(32)	(55,363)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	-	-	(10,125)
Purchase of software	-	-	(10,000)
Net cash used by financing activities	-	-	(20,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	77,350
Net cash provided by financing activities	-	-	77,350

Change in cash	-	(32)	1,862

Cash, beginning of period	1,862	138	-

Cash, end of period	$1,862	$106	$1,862

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2006

NOTE 1 - DESCRIPTION OF BUSINESS

Bulldog Financial, Inc. (hereinafter "The Company") was incorporated on August 23, 2004 under the laws of the State of Nevada for any lawful business. The principal business of the Company is accounts receivable management. The Company expects to purchase defaulted contracts from lenders and to pursue collections from the contract debtors.

The Company is in the development stage and as of November 30, 2006 had not realized any revenues from its planned operations. The Company's year-end is August 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended August 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

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

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $77,871 incurred through November 30, 2006. The Company has no revenues, limited cash, and negative working capital. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $60,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows for contracts purchased based upon funds received.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2006

Inventory
Inventory consists of purchased miscellaneous delinquent accounts and are stated at the lower of cost or market.

Inventory balances at November 30, 2006 and August 31, 2006 are comprised as follows:

	November 30,	August 31,
	2006	2006
Purchased receivables	$13,000	13,000
	$13,000	13,000

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
NOVEMBER 30, 2006

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

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a immediate impact on its financial position, results of operations, or cash flows.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets.  The useful life of property and equipment for purposes of computing depreciation is three years. The following is a summary of property, equipment, and accumulated depreciation:

	November 30,	August 31,
	2006	2006
Office equipment	$10,125	$10,125
Software	10,000	10,000
Less accumulated depreciation & amortization	(3,077)	(1,400)
Property and Equipment, net	$17,048	$18,725

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2006

Depreciation and amortization expense for the year ended November 30, 2006 was $1,677.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

NOTE 6 - INCOME TAXES

At November 30, 2006, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $26,500, principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at November 30, 2006. The significant components of the deferred tax asset at November 30, 2006 and August 31, 2006 were as follows:

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2006

At November 30, 2006, the Company has net operating loss carry forwards of approximately $77,900, which begin to expire in the year 2025. The change in valuation allowance from August 31, 2006 to November 30, 2006 is approximately $600.

	November 30,	August 31,
	2006	$2006
Net operating loss carry forward:	$77,900	76,200
Deferred tax asset	$26,500	$25,900
Deferred tax asset valuation allowance	(26,500)	(25,900)
Net deferred tax asset	$-	$-

NOTE 7 - RELATED PARTY TRANSACTIONS

Accounts payable to related parties represents amounts due to the president and chief executive officer for payment of expenses on behalf of the Company. These payables are non-interest bearing and not collateralized. At August 31, 2006 and November 30, 2006, the Company owed the president $29,322 for expenses paid on behalf of the Company.

The Company also uses office space of the Company's president and chief executive officer and pays no rent. The value of this space is considered immaterial for financial reporting purposes at November 30, 2006.

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

From Inception on August 23, 2004 to November 30, 2006

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form SB-2 Registration Statement. We have prepared an internal business plan. Our loss since inception is $33,124. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations ninety days after we complete our public offering.

Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $100 and 772,500 shares of common stock to other investors for $77,250 in cash.

Accounts payable

Accounts payable of $32,431 was recorded at November 30, 2006, represented by liabilities, including $29,322 of related party liabilities. These liabilities were accrued during the period ended November 30, 2006.

Liquidity and capital resources

As of the date of this annual report, we have yet to generate any revenues from our business operations.

In August 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of November 30, 2006, our total assets were $1,862 in cash, $13,000 in inventory and $17,048 in fixed assets and our total liabilities were $32,431 comprised of an officer loan of $29,322 and accounts payable of $3,109, Scott D. McDowell, our president, loaned us the sum of $29,322 to pay for legal, accounting and other expenses associated with our public offering. The amount due Mr. McDowell will not be repaid from the proceeds of our public offering, but will only be paid from revenues generated from our operations. The loan is without interest and the agreement with Mr. McDowell is oral. There is no written documentation evidencing the same.

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

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 31, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-120689, permitting us to offer up to 2,500,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On May 25, 2006, we completed our public offering by selling 772,500 shares at $0.10 per share, totaling $77,250. Some of the proceeds have been used to implement our business plan during the period ended November 30, 2006. Proceeds were used as follows: Legal-$17,295; Accounting-$14,854; Marketing-$7,500; Office Equipment-$10,125; Software-$10,000; Purchase of delinquent accounts for collection-$13,000; and, Rent and Office Expense-$2,630.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of January, 2007.

BULLDOG FINANCIAL, INC.

BY:	SCOTT MCDOWELL
Scott D. McDowell, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors