Form 10QSB
period 2007-02-28
Bulldog Financial, Inc.
filed 2007-04-24
CIK 1308319

=============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2007

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

As of April 18, 2007, the Company had 5,772,500 shares of common stock outstanding.

=============================================================================================================

PART I

ITEM 1.	INTERIM FINANCIAL STATEMENTS

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

		February 28,
		2007	August 31,
		(unaudited)	2006

ASSETS
CURRENT ASSETS
Cash		$826	$1,862
Inventory		13,000	13,000
Total Current Assets		13,826	14,862

FIXED ASSETS
Office equipment, net		7,594	9,281
Software, net		7,778	9,444
Total Fixed Assets		15,372	18,725

TOTAL ASSETS		$29,198	$33,587

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable		$11,498	$3,109
Accounts payable - related party		29,322	29,322
Total Current Liabilities		40,820	32,431

COMMITMENTS AND CONTINGENCIES		-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 100,000,000 shares authorized, $0.00001par value;
	5,772,500 shares issued and outstanding	58	58
Additional paid-in capital		77,292	77,292
Accumulated deficit from development stage		(88,972)	(76,194)
Total Stockholders' Equity (Deficit)		(11,622)	1,156

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)		$29,198	$33,587

The accompanying condensed notes are an integral part of these interim financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

										From
										August 23,
		Three Months		Three Months		Six Months		Six Months		2004
		Ended		Ended		Ended		Ended		(Inception) to
		February 28,		February 28,		February 28,		February 28,		February 28,
		2007		2006		2007		2006		2007
		(unaudited)		(unaudited)		(unaudited)		(unaudited)		(unaudited)

REVENUES		$-		$-		$-		$-		$-

EXPENSES
Office		1,035		33		1,035		65		12,194
Professional fees		8,389		3,047		8,389		9,390		72,025
Depreciation and amortization		1,677		-		3,354		-		4,753
TOTAL EXPENSES		11,101		3,080		12,778		9,455		88,972

LOSS FROM OPERATIONS		(11,101)		(3,080)		(12,778)		(9,455)		(88,972)

LOSS BEFORE INCOME TAXES		(11,101)		(3,080)		(12,778)		(9,455)		(88,972)

INCOME TAXES		-		-		-		-		-

NET		$(11,101	) $	(3,080	) $	(12,778	) $	(9,455	) $	(88,972)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		5,772,500		5,191,778		5,772,500		5,095,359

The accompanying condensed notes are an integral part of these interim financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From
			August 23,
	Six Months	Six Months	2004
	Ended	Ended	(Inception) to
	February 28,	February 28,	February 28,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,778)	$(9,455)	$(88,972)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	3,354	-	4,753
Changes in asset and liabilities
Increase (decrease) in accounts payable	8,388	(4,779)	11,498
Increase in accounts payable - related party	-	14,170	29,322
Increase (decrease) inventory	-	-	(13,000)
Net cash used by operating activities	(1,036)	(64)	(56,399)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	-	-	(10,125)
Purchase of software	-	-	(10,000)
Net cash used by financing activities	-	-	(20,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	38,750	77,350
Net cash provided by financing activities	-	38,750	77,350

Change in cash	(1,036)	(38,686)	826

Cash, beginning of period	1,862	138	-

Cash, end of period	$826	$38,686	$826

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2007

NOTE 1 – DESCRIPTION OF BUSINESS

Bulldog Financial, Inc. (hereinafter “The Company”) was incorporated on August 23, 2004 under the laws of the State of Nevada for any lawful business. The principal business of the Company is accounts receivable management. The Company expects to purchase defaulted contracts from lenders and to pursue collections from the contract debtors.

The Company is in the development stage and as of August 31, 2006 had not realized any revenues from its planned operations. The Company’s year-end is August 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended August 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ending February 28, 2007, are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Bulldog Financial, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $88,972 incurred through February 28, 2007. The Company has no revenues, limited cash, and negative working capital. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $60,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows for contracts purchased based upon funds received.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2007

Inventory
Inventory consists of purchased miscellaneous delinquent accounts and are stated at the lower of cost or market.

Inventory balances at February 28, 2007 and August 31, 2006 are comprised as follows:

	February 28,	August 31,
	2007	2006
Inventory of receivables	$13,000	13,000
	$13,000	13,000

Recent Accounting Pronouncements
In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (hereinafter “SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company does not expect the adoption of SFAS No. 158 to have a significant material immediate effect on its financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2007

Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant material immediate effect on its financial position or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material immediate impact on its financial reporting The Company does not expect the adoption of FIN 48 to have a significant material immediate effect on its financial position or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no material immediate impact on the Company’s financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 had no immediate material effect on the Company’s financial condition or results of operations.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2007

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. The useful life of property and equipment for purposes of computing depreciation is three years. The following is a summary of property, equipment, and accumulated depreciation:

	February 28,	August 31,
	2007	2006
Office Equipment	10,125	10,125
Software	10,000	10,000
Less accumulated depreciation & amortization	(4,753)	(1,400)
Property and Equipment, net	15,372	18,725

Depreciation and amortization expense for the period ended February 28, 2007 was $3,354. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

Long-lived Assets
The company has adopted the policies of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2007

NOTE 5 – CAPITAL STOCK

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

NOTE 6 – INCOME TAXES

At February 28, 2007, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $30,260, principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at February 28, 2007. The significant components of the deferred tax asset at February 28, 2007, and August 31, 2006 were as follows:

At February 28, 2007, the Company has net operating loss carry forwards of approximately $89,000, which begin to expire in the year 2024. The change in valuation allowance from August 31, 2006 to February 28, 2007 is approximately $4,360.

	February 28,	August 31,
	2007	2006
Net operating loss carry forward:	89,000	76,200
Deferred tax asset	30,260	25,900
Deferred tax asset valuation allowance	(30,260)	(25,900)
Net deferred tax asset	-	-

NOTE 7 – RELATED PARTY TRANSACTIONS

Accounts payable to related parties represents amounts due to the president and chief executive officer for payment of expenses on behalf of the Company. These payables are non-interest bearing and not collateralized. At August 31, 2006 and February 28, 2007, the Company owed the president $29,322 for expenses paid on behalf of the Company.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     We intend to accomplish the foregoing through the following milestones:

     1. We intend to initiate marketing operations within approximately 20-30 days from setting up our office. We believe that it will cost a minimum of $20,000 for our marketing campaign. If we raise the maximum amount of proceeds from our public offering, we will devote $60,000 to our marketing program. Initially, we intend to market our services in the state of Colorado, through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers primarily to other purchasers of class “C” commercial paper. We also intend to make personal contact with potential clients which may require us to travel and entertain potential customers. The extent of our marketing program will be based upon the amount of money we raise in our public offering. If we raise more than the minimum, we intend to spend more on the quality of the advertisements as well as the volume of advertisements. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office. This milestone is based upon our officers’ and directors’ previous and current work experiences as well as their life experiences. From the proceeds from our offering, we obtained an initial marketing study and assessment for $7,500. We felt additional monies would be better spent purchasing delinquent accounts and generating revenues. We intend to continue marketing programs and to fund any such programs from operating revenues generated from the collection of delinquent accounts.

     2. Within 60 days or less from establishing our office, we will begin servicing contracts. This milestone is based upon our officers’ and directors’ previous and current work experiences as well as their life experiences. This milestone has been reached.

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

From Inception on August 23, 2004 to February 28, 2007

     During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form SB-2 Registration Statement. We have prepared an internal business plan. Our loss since inception is $88,972. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations ninety days after we complete our public offering.

     Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $100 and 772,500 shares of common stock to other investors for $77,250 in cash.

Accounts payable

     Accounts payable of $11,498 was recorded at February 28, 2007, represented by liabilities, including $29,322 of related party liabilities. These liabilities were accrued during the period ended February 28, 2007.

Liquidity and capital resources

     As of the date of this annual report, we have yet to generate any revenues from our business operations.

     In August 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

     As of February 28, 2007, our total assets were $826 in cash, $13,000 in inventory and $15,372 in fixed assets and our total liabilities were $40,820 comprised of an officer loan of $29,322 and accounts payable of $11,498, Scott D. McDowell, our president, loaned us the sum of $29,322 to pay for legal, accounting and other expenses associated with our public offering. The amount due Mr. McDowell will not be repaid from the proceeds of our public offering, but will only be paid from revenues generated from our operations. The loan is without interest and the agreement with Mr. McDowell is oral. There is no written documentation evidencing the same.

Recent accounting pronouncements

     In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

     In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (hereinafter “SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company does not expect the adoption of SFAS No. 158 to have a significant material immediate effect on its financial position or results of operations.

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant material immediate effect on its financial position or results of operations.

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

     In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. Management believes the adoption of SFAS No. 154 had no material impact on the financial position, results of operations, or cash flows.

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

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On August 31, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-120689, permitting us to offer up to 2,500,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On May 25, 2006, we completed our public offering by selling 772,500 shares at $0.10 per share, totaling $77,250. Some of the proceeds have been used to implement our business plan during the period ended February 28, 2007. Proceeds were used as follows: Legal-$17,295; Accounting-$14,854; Marketing-$7,500; Office Equipment-$10,125; Software-$10,000; Purchase of delinquent accounts for collection-$13,000; and, Rent and Office Expense-$3,666.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of April, 2007.

BULLDOG FINANCIAL, INC.

BY:    SCOTT MCDOWELL
          Scott D. McDowell, President, Principal Executive
          Officer, Treasurer, Principal Financial Officer,
          Principal Accounting Officer and a member of the
          Board of Directors