Form 10QSB
period 2007-05-31
Bulldog Financial, Inc.
filed 2007-07-27
CIK 1308319

=============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

The Company is a Shell company: Yes [ X ] No [     ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 23, 2007, the Company had 28,862,500 shares of common stock outstanding.

=============================================================================================

PART I

ITEM 1. INTERIM FINANCIAL STATEMENTS

Bulldog Financial, Inc.
(A Development Stage Enterprise)

May 31, 2007

Index
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Condensed Notes to the Financial Statements	F-4

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	May 31,
	2007	August 31,
	(unaudited)	2006

ASSETS
CURRENT ASSETS
Cash	$826	$1,862
Inventory	13,000	13,000
Total Current Assets	13,826	14,862

FIXED ASSETS
Office equipment, net	6,750	9,281
Software, net	6,944	9,444
Total Fixed Assets	13,694	18,725

TOTAL ASSETS	$27,520	$33,587

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$7,096	$3,109
Accounts payable - related party	39,322	29,322
Total Current Liabilities	46,418	32,431

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 20,000,000 shares authorized, no par value;
zero shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized, $0.00001 par value;
28,862,500 shares issued and outstanding	290	290
Additional paid-in capital	77,060	77,060
Accumulated deficit from development stage	(96,248)	(76,194)
Total Stockholders' Equity (Deficit)	(18,898)	1,156

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$27,520	$33,587

The accompanying condensed notes are an integral part of these interim financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

									From
									August 23,
	Three Months		Three Months		Nine Months		Nine Months		2004
		Ended		Ended		Ended		Ended	(Inception) to
		May 31,		May 31,		May 31,		May 31,	May 31,
		2007		2006		2007		2006	2007
		(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-		$-		$-	$-

EXPENSES
Office		-		47		1,035		111	12,195
Professional fees		5,598		7,295		13,987		16,686	77,623
Depreciation and amortization		1,677		-		5,032		-	6,430
TOTAL EXPENSES		7,275		7,342		20,054		16,797	96,248

LOSS FROM OPERATIONS		(7,275)		(7,342)		(20,054)		(16,797)	(96,248)

LOSS BEFORE INCOME TAXES		(7,275)		(7,342)		(20,054)		(16,797)	(96,248)

INCOME TAXES		-		-		-		-	-

NET LOSS		$(7,275)		$(7,342)		$(20,054)		$(16,797)	$(96,248)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		28,862,500		26,937,500		28,862,500		25,652,930

The accompanying condensed notes are an integral part of these interim financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From
			August 23,
	Nine Months	Nine Months	2004
	Ended	Ended	(Inception) to
	May 31,	May 31,	May 31,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,054)	$(16,797)	$(96,248)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	5,032	-	6,431
Changes in asset and liabilities
Increase (decrease) in accounts payable	3,986	(484)	7,096
Increase in accounts payable - related party	10,000	17,170	39,322
Increase (decrease) inventory	-	-	(13,000)
Net cash used by operating activities	(1,036)	(111)	(56,399)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	-	-	(10,125)
Purchase of software	-	-	(10,000)
Net cash used by financing activities	-	-	(20,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	77,250	77,350
Net cash provided by financing activities	-	77,250	77,350

Change in cash	(1,036)	77,139	826

Cash, beginning of period	1,862	138	-

Cash, end of period	$826	$77,277	$826

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2007

NOTE 1 - DESCRIPTION OF BUSINESS

Bulldog Financial, Inc. (hereinafter "The Company") was incorporated on August 23, 2004 under the laws of the State of Nevada for any lawful business. The principal business of the Company is accounts receivable management. The Company expects to purchase defaulted contracts from lenders and to pursue collections from the contract debtors.

The Company is in the development stage and as of May 31, 2007 had not realized any revenues from its planned operations. The Company's year-end is August 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended August 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ending May 31, 2007, are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Bulldog Financial, Inc. is presented to assist in understanding the Company' s financial statements. The financial statements and notes are representations of the Company' s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $96,248 incurred through May 31, 2007. The Company has no revenues, limited cash, and negative working capital. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $60,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows for contracts purchased based upon funds received.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2007

Inventory
Inventory consists of purchased miscellaneous delinquent accounts and are stated at the lower of cost or market.

Inventory balances at May 31, 2007 and August 31, 2006 are comprised as follows:

	May 31,	August 31,
	2007	2006
Inventory of receivables	$13,000	13,000
	$13,000	13,000

Recent Accounting Pronouncements
In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (hereinafter " SFAS No. 158"). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company does not expect the adoption of SFAS No. 158 to have a significant material immediate effect on its financial position or results of operations.

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

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2007

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets.  The useful life of property and equipment for purposes of computing depreciation is three years. The following is a summary of property, equipment, and accumulated depreciation:

	May 31,	August 31,
	2007	2006
Office Equipment	10,125	10,125
Software	10,000	10,000
Less accumulated depreciation & amortization	(6,431)	(1,400)
Property and Equipment, net	13,694	18,725

Depreciation and amortization expense for the period ended May 31, 2007 was $5,032.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.  The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue 200,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. The Company is also authorized to issue 20,000,000 shares of preferred stock. None of the preferred shares have been issued.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2007

In its initial capitalization in August 2004, the Company issued 25,000,000 shares of common stock for a total of $100 cash. The Company issued an additional 1,925,000 shares and 1,937,500 shares of common stock for $38,500 and $38,750 during the periods ending May 31, 2006 and February 28, 2006, respectively.

On June 22, 2007, the Board of Directors of the Company with Majority Stockholders consent, approved authorizing the Company' s Board of Directors (1) to increase the authorized shares of common stock to 200,000,000; (2) to effect a 5-for-1 forward stock split (pro-rata increase) of the Company's issued and outstanding shares of Common Stock; and, (3) to amend the Articles of Incorporation to create a class of blank check preferred stock with 20,000,000 shares authorized. Under the forward stock split, each one share of the Company's Common Stock will be converted automatically into five shares of Common Stock. The effective date of the forward stock split will be July 23, 2007. The accompanying financial statements and notes reflect the split as if it had occurred at the earliest period presented.

NOTE 5 - INCOME TAXES

At May 31, 2007, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $32,700, principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2007. The significant components of the deferred tax asset at May 31, 2007, and August 31, 2006 were as follows:

At May 31, 2007, the Company has net operating loss carry forwards of approximately $96,000, which begin to expire in the year 2024. The change in valuation allowance from August 31, 2006 to May 31, 2007, is approximately $6,800.

	May 31,	August 31,
	2007	2006
Net operating loss carry forward:	96,000	76,200
Deferred tax asset	32,700	25,900
Deferred tax asset valuation allowance	(32,700)	(25,900)
Net deferred tax asset	-	-

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts payable to related parties represents amounts due to the president and chief executive officer for payment of expenses on behalf of the Company. These payables are non-interest bearing and not collateralized. At August 31, 2006 and May 31, 2007, the Company owed the president $29,322 and $39,322, respectively, for expenses paid on behalf of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We were incorporated in the state of Nevada on August 23, 2004. We have started operations. We have not generated revenues from operations, but must be considered a start-up business. Our statutory registered agent in Nevada is The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. From the proceeds of our offering, we subleased office space to commence operations. Our telephone number is (303) 278-0207.

On May 25, 2006, we completed our public offering by selling 3,862,500 shares at $0.02 per share, totaling $77,250. We began our operations as described in the business section of our registration statement during June 2006.

On June 22, 2007, our shareholders approved increasing our authorized shares of common stock to 200,000,000; effecting a five-for-one forward stock split (pro-rata increase) of our issued and outstanding shares of common stock; and, amending our Articles of Incorporation to create a class of blank check preferred stock with 20,000,000 shares authorized. Under the forward stock split, each one share of the our common stock was converted automatically into five shares of common stock. The effective date of the forward stock split was July 23, 2007. The management's discussion and analysis, as well as the accompanying financial statements and notes reflect the split as if it had occurred at the earliest period presented.

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

We are a start-up stage corporation and have begun operations but have not yet generated revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not purchased a significant number of contracts or generated any revenues from the development.

We cannot guarantee that we will stay in business. We will either have to suspend operations until we raise additional cash, or cease operations entirely.

We do not have sufficient cash to satisfy our cash requirements during the next twelve months. We will not be conducting any product research or development. We intend to hire additional employees on an as needed basis.

We intend to accomplish the foregoing through the following milestones:

1. We initiated an inital marketing campaign. We market our services in the state of Colorado, primarily through word of mouth with lenders. We also make personal contact with potential clients which may require us to travel and entertain potential customers. Marketing is an ongoing matter that will continue during the life of our operations. From the proceeds from our offering, we obtained an initial marketing study and assessment for $7,500. We felt additional monies would be better spent purchasing delinquent accounts and generating revenues. We intend to continue marketing programs and will fund any such programs from operating revenues generated from the collection of delinquent accounts.

2. We will begin servicing additional contracts.

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

From Inception on August 23, 2004 to May 31, 2007

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form SB-2 Registration Statement. We have prepared an internal business plan. Our loss since inception is $96,248.

Since inception, we sold 25,000,000 shares of common stock to our officers and directors for $100 and 3,862,500 shares of common stock to other investors for $77,250 in cash.

Accounts payable

Accounts payable of $7,096 was recorded at May 31, 2007, represented by liabilities. Additional the Company has $39,322 of related party liabilities.

Liquidity and capital resources

As of the date of this annual report, we have yet to generate any revenues from our business operations.

In August 2004, we issued 25,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

As of May 31, 2007, our total assets were $826 in cash, $13,000 in inventory and $13,964 in fixed assets and our total liabilities were $46,418 comprised of a related party accounts payable of $39,322 and accounts payable of $7,096, Scott D. McDowell, our president, advanced us the sum of $39,322 to pay for legal, accounting and other expenses associated with our public offering. The payable is without interest and the agreement with Mr. McDowell is oral. There is no written documentation evidencing the same.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, " The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159" ). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board' s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity' s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company' s financial condition or results of operation.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, " Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (hereinafter " SFAS No. 158" ). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company does not expect the adoption of SFAS No. 158 to have a significant material immediate effect on its financial position or results of operations.

Critical accounting policies and estimates

Management has reviewed the financial statement disclosures for the list of the most important accounting policies that the Company has. Management feels that the accounting policies that are estimate based, fair value, and revenue recognition are the most important accounting policies that the Company has.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 31, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-120689, permitting us to offer up to 12,500,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On May 25, 2006, we completed our public offering by selling 3,862,500 shares at $0.02 per share, totaling $77,250. Some of the proceeds have been used to implement our business plan during the period ended May 31, 2007. Proceeds were used as follows: legal - $17,295; accounting - $14,854; marketing - $7,500; office equipment - $10,125; software - $10,000; purchase of delinquent accounts for collection - $13,000; and, rent and office expense - $3,666.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 22, 2007 our shareholders approved increasing our authorized shares of common stock to 200,000,000; effecting a five-for-one forward stock split (pro-rata increase) of our issued and outstanding shares of common stock; and, amending our Articles of Incorporation to create a class of blank check preferred stock with 20,000,000 shares authorized. Under the forward stock split, each one share of the our common stock will be converted automatically into five shares of common stock. The effective date of the forward stock split was July 23, 2007. The accompanying financial statements and notes reflect the split as if it had occurred at the earliest period presented. 5,000,000 shares owned by Scott McDowell approved the action. The action was taken without a meeting of shareholders pursuant to applicable Nevada law.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of July, 2007.

BULLDOG FINANCIAL, INC.

BY:	SCOTT McDOWELL
Scott D. McDowell, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors