Form 10KSB
period 2007-08-31
Bulldog Financial, Inc.
filed 2007-11-29
CIK 1308319

===========================================================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-51670

BULLDOG FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98 South Holman Way
Golden, Colorado 80401
(Address of principal executive offices, including zip code.)

     (303) 278-0207
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [X] No [  ]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

===========================================================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year August 31, 2007: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 31, 2007: $-0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 28, 2007: 28,862,500 shares.

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

PART I

ITEM 1.     BUSINESS

General

     We were incorporated in the state of Nevada on August 23, 2004. We have recently commenced operations. However, we are yet to generate any revenues and must be considered a startup business. Our statutory registered agent in Nevada is The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at 691 Corporate Circle, Golden, Colorado 80401. Our telephone number is (303) 278-0207.

     We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change.

     We have not conducted any market research into the likelihood of success of our operations.

Services

     We are engaged in the business of accounts receivable management.

     We are engaged in the business of purchasing of class “C” consumer installment contracts issued by Tristar Cleaning Systems, Rainbow Cleaning Systems, Kirby Cleaning Systems and other manufacturers of vacuum cleaners. These three companies are generally recognized as the leading manufactures of vacuum cleaners (“the vendors”). There are no previous relationships with any of these entities. Class “C” consumer sales contracts are issued to debtors who cannot qualify for traditional loans, primarily due to a poor credit rating. We intend to purchase the class “C” contracts from various vacuum cleaning vendors. We will administer contracts and collect payments. We will then take steps to collect the delinquent balance.

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

     The so-called "non-prime" credit market, in which we intend to operate, provides financing for those borrowers who have had past credit problems, including bankruptcy, have limited or no credit histories or have low incomes. Historically, traditional financing sources have not serviced the non-prime market or have done so only through programs that were not consistently available. An industry group of independent finance companies specializing in non-prime financing has emerged, but the industry remains highly fragmented, with no company having a significant share of this non-prime market. We believe that the number of non-prime borrowers is increasing due to, among other factors, declining real wages and the greater willingness on the part of consumers to seek bankruptcy protection. Our program is designed to acquire the class “C” commercial paper and collect the delinquent balances.

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

Billing and Collection Process

     Payments we receive from debtors will be deposited, on a daily basis, in a separate account at a commercial bank. A simultaneous electronic data transfer of debtor’s payment data is made to us for posting to our computerized records. Our proposed collection process will be based on a strategy of closely monitoring contracts and maintaining frequent contact with debtors. As part of this process, we will make early, frequent contact with debtors and attempt to educate borrowers on how to manage monthly budgets. We will attempt to identify the underlying causes of a debtor’s delinquency and to make an early collection risk assessment. We believe that our intended proactive collection process, including the identification of payment problems, will reduce our repossession rates. In support of our collection efforts, we intend to maintain collection software with collection operations, which will include a high-penetration auto-dialer. With the aid of the auto-dialer, after we have made arrangements with the debtor to make payments, we will attempt to contact any debtor whose account becomes six days past due. Although we will emphasize telephonic contact, we will also typically send past due notices to debtors when an account becomes ten days past due. In some cases, we intend to use the Western Union Quick Collection Service to collect borrower’s payments and to reduce the incidence of bad checks. Western Union Quick Collection is a nationwide process whereby a debtor is required to deliver cash to a Western Union office for payment of a debt. The receiving Western Union then transfers the money to a related Western Union office as requested by the creditor.

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

Repossession

     We will make voluntary repossessions of a vacuum cleaner when resolution of a delinquency is not likely or when we believe that the collateral is at risk. We make these judgments based upon our discussions with borrowers, the ability or inability to locate the borrowers or the vacuum cleaner, and other information. When a vacuum cleaner is repossessed, it will be sold through a private sale of the repossession, if possible. We will use our own staff to pursue recoveries of deficiency balances. We expect to incur a loss whenever we will have to repossess a vacuum cleaner. When we sell a repossessed vacuum cleaner, we record a net loss equal to the outstanding balance of the contract, less the proceeds from the sale of the vacuum cleaners. If an account becomes 120 days delinquent (other than accounts in bankruptcy) and we have repossessed the vacuum cleaner, but not yet received the sale proceeds, we will record a loss equal to the outstanding contract balance, less the estimated value of the vacuum cleaners.

Management Information Systems

     We intend to rely on automated information management and data processing systems to maximize productivity, minimize credit losses and maintain data integrity. From the proceeds of our offering, we have acquired hardware comprised of three computers, one printer, an expandable telephone system and related equipment and supplies for $10,125. We have also acquired an expandable collection software system, related equipment and miscellaneous supplies for approximately $10,000. We now have a system that will allow us to operate at the minimum collection level.

Government Regulation

     We intend to conduct our business initially in Colorado. We will be required to file a notification with the State of Colorado under the Colorado Uniform Commercial Code in accordance with Colorado Revised Statutes 5-6-201-203. An annual fee of $20.00 plus an annual volume fee are required. The annual volume fee is $12.00 for each $100,000, or part thereof, collected. Colorado does not regulate our proposed activities beyond the notification now disclosed.

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

     Certain of our operations are subject to the Federal Debt Collections Procedures Act (“FDCPA”) and comparable statutes in many states. Under the FDCPA, a third-party collection agency is restricted in the methods it uses to collect consumer debt. For example, a third-party collection agency (1) is limited in communicating with persons other than the consumer about the consumer's debt, (2) may not telephone at inconvenient hours, and (3) must provide verification of the debt at the consumer's request. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the FDCPA. In addition, most states and certain municipalities require collection agencies to be licensed with the appropriate authorities before collecting debts from debtors within those jurisdictions. We intend to establish policies to comply with the provisions of the FDCPA, comparable state statutes and applicable licensing requirements. We also intend to establish policies and procedures to reduce the likelihood of violations of the FDCPA and related state statutes.

Insurance

     We do not maintain any insurance relating to our business or operations.

Marketing

     Initially, we intend to market our services in the United States through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers primarily to other purchasers of class “C” commercial paper. We also intend to make personal contact with potential clients that may require us to travel and entertain potential customers. From the proceeds of our offering, we have obtained a marketing study and plan for $7,500. We intend to pay for further marketing efforts from operating revenues. The extent of our marketing program will be based upon the amount of operating revenues realized.

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

     Our competitive position in the industry is non-existent and will be until we generate revenues. Upon generating revenues, we believe our position will be minimal. Initially, we intend to compete with other accounts receivable managers by using personal contact, with assurances of prompt, efficient service. If we able to attract business, we intend to be diligent in our operations in order to maintain our new relationship and to encourage the client to turn more accounts over to us.

Employees

     We are a start-up stage company and currently have no employees, other than our sole officer and director. We intend to hire additional employees on an as needed basis.

Risk Factors

     1. Because our auditors have issued a going concern opinion and because our officers and directors will not loan any additional money to us, we completed our public offering to commence operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we will be an ongoing business for the next twelve months. As of the date of this report, we have not commenced operations. Because our sole officer and director is unwilling to loan or advance any additional capital to us, except to prepare and file reports with the SEC, we completed our public offering in order to commence operations.

     2. We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

     We were incorporated on August 23, 2004 and we have not realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $109,070. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	Our ability to purchase and collect delinquent accounts
*	our ability to locate holders of fresh delinquent accounts who will enter into the sale of delinquent accounts on a contractual, split commmission basis, with recourse
*	our ability to attract clients who will use our collection services
*	our ability to generate revenues through the sale of our services

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

     4. Because our management does not have technical training or experience in accounts receivable management, we may have to hire qualified personnel. If we can’t locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

     Because our management is inexperienced in accounts receivable management, we may have to hire qualified persons to perform such services. Our management has no direct training or experience in this area and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into accounts receivable managerial approaches, accounts receivable management companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

     5. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting clients and result in a lack of revenues that may cause us to suspend or cease operations.

     Our sole officer and director will only be devoting limited time to our operations. He will be devoting approximately 20 hours per week or 50% of his time to our operations. Because our sole officer and director will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

ITEM 2.     DESCRIPTION OF PROPERTY

     Some of the proceeds were used to purchase office equipment.

ITEM 3.     LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2006, there were no matters submitted to a vote of our shareholders.

PART II.

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “BDGF”. A summary of trading by quarter for the first three quarters of 2007 and the fiscal year ending November 30, 2006 and the last quarter of fiscal 2005 follows:

2007		High Bid	Low Bid
	First Quarter 12-01-06 to 02-28-07
2006
	Fourth Quarter 09-01-06 to 11-30-06	$0.00	$0.00
	Third Quarter 06-01-06 to 08-31-06	$0.00	$0.00
	Second Quarter 03-01-06 to 05-31-06	$0.00	$0.00
	First Quarter 12-01-05 to 02-28-06	$0.00	$0.00
2005
	Fourth Quarter 09-01-05 to 11-30-05	$0.00	$0.00
	Third Quarter 06-01-05 to 08-31-05	$0.00	$0.00

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of August 31, 2007, we had 40 holders of record of our common stock. The above prices reflect the five-for-one forward stock split on June 22, 2007.

     We have 28,862,500 shares of common stock outstanding as of August 31, 2007. 25,000,000 shares were owned by Scott D. McDowell and may only be resold in compliance with Rule 144 of the Securities Act of 1933. The remaining 3,862,500 shares of common stock outstanding as of November 29, 2006, are owned by 39 individuals.

Status of our public offering

     On August 31, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-120689, permitting us to offer up to 2,500,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering. On May 25, 2006, we completed our public offering by selling 772,500 shares (3,862,500 shares after 5 for 1 forward split) at $0.10 per share, totaling $77,250. The proceeds have been used to implement our business plan during the years ended August 31, 2006, and August 31, 2007. Proceeds were used as follows: Professional fees-$33,285; Marketing-$7,500; Office Equipment-$10,125; Software-$10,000; Deposit on delinquent accounts for collection-$13,000; and, Rent and Office Expense-$3,340.

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

     On May 25, 2006, we completed our public offering by selling 772,500 shares at $0.10 per share, totaling $77,250. We began our operations as described in the Business section of our Registration Statement during June, 2006. On June 22, 2007, we forward split the outstanding shares resulting in our officer and director owning 25,000,000 shares and the other investors owning 3,862,500 shares.

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

     We are a start-up stage corporation and have begun operations and have not yet generated revenues from our business operations.

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

     Because we have raised the minimum amount in our public offering, we believe we can satisfy our cash requirements during the next twelve months. We will not be conducting any product research or development. We have purchased equipment necessary to start operations. We intend to hire employees on an as needed basis.

     We intend to accomplish the foregoing through the following milestones:

1.  We intend to initiate marketing operations within approximately 20-30 days from setting up our office. We believe that it will cost a minimum of $20,000 for our marketing campaign. If we raise the maximum amount of proceeds from our public offering, we will devote $60,000 to our marketing program. Initially, we intend to market our services in the state of Colorado, through traditional sources such as trade magazines, conventions and conferences, newspaper advertising, billboards, telephone directories and flyers / mailers primarily to other purchasers of class “C” commercial paper. We also intend to make personal contact with potential clients which may require us to travel and entertain potential customers. The extent of our marketing program will be based upon the amount of money we raise in our public offering. If we raise more than the minimum, we intend to spend more on the quality of the advertisements as well as the volume of advertisements. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office. This milestone is based upon our officers’ and directors’ previous and current work experiences as well as their life experiences. From the proceeds from our offering, we obtained an initial marketing study and assessment for $7,500. We felt additional monies would be better spent purchasing delinquent accounts and generating revenues. We intend to continue marketing programs but we will fund any such programs only from operating revenues generated from the collection of delinquent accounts.

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

From Inception on August 23, 2004 to August 31, 2007

     During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form SB-2 Registration Statement. We have prepared an internal business plan. Our loss since inception is $109,070. We have commenced operations.

     Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $100 and 772,500 shares of common stock to other investors for $77,250 in cash. On June 22, 2007, we forward split the outstanding shares resulting in our officer and director owning 25,000,000 shares and the other investors owning 3,862,500 shares.

Accounts payable

     Accounts payable of $12,570 and $44,322 of related party liabilities were recorded at August 31, 2007. These liabilities were accrued during the year ended August 31, 2007.

Liquidity and capital resources

     As of the date of this annual report, we have yet to generate any revenues from our business operations.

     In August 2004, we issued 5,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock. On May 25, 2006, we completed our public offering by selling 772,500 shares at $0.10 per share, totaling $77,250. On June 22, 2007, we forward split the outstanding shares resulting in our officer and director owning 25,000,000 shares and the other investors owning 3,862,500 shares.

     As of August 31, 2007, our total assets were $25,172: $155 in cash, $13,000 for deposits on inventory and $12,017 in fixed assets and our total liabilities were $56,892 comprised of an officer loan of $44,322 and accounts payable of $12,570. Scott D. McDowell, our president, loaned us the sum of $44,322 to pay for legal, accounting and other expenses associated with our public offering. The amount due Mr. McDowell will not be repaid from the proceeds of our public offering, but will only be paid from revenues generated from our operations. The loan is without interest and the agreement with Mr. McDowell is oral. There is no written documentation evidencing the same.

Recent accounting pronouncements

     In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

     In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

     In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

     In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at December 31, 2006.

     In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at December 31, 2006.

PART III

ITEM 7.      FINANCIAL STATEMENTS.

Board of Directors
Bulldog Financial, Inc.
Golden, CO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Bulldog Financial, Inc. (a development stage company) as of August 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from August 23, 2004 (inception) to August 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bulldog Financial, Inc. as of August 31, 2007 and the results of its operations, stockholders equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses, negative working capital, and minimal cash raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WILLIAMS & WEBSTER, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 28, 2007

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	August 31	August 31,
	2007	2006
		(restated)
ASSETS

CURRENT ASSETS
Cash	$155	$1,862
Total Current Assets	155	1,862

FIXED ASSETS
Office equipment, net	5,906	9,281
Software, net	6,111	9,444
Total Fixed Assets	12,017	18,725

OTHER ASSETS
Deposits	13,000	13,000
Total Other Assets	13,000	13,000

TOTAL ASSETS	$25,172	$33,587

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$12,570	$3,109
Accounts payable - related party	44,322	29,322
Total Current Liabilities	56,892	32,431

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 20,000,000 shares authorized, no par value;
zero shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized, $0.00001 par value;
28,862,500 shares issued and outstanding	290	290
Additional paid-in capital	77,060	77,060
Accumulated deficit from development stage	(109,070)	(76,194)
Total Stockholders' Equity (Deficit)	(31,720)	1,156

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$25,172	$33,587

The accompanying notes are an integral part of these financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

						From
						August 23,
		Year		Year		2004
		Ended		Ended		(Inception) to
		August 31,		August 31,		August 31,
		2007		2006		2007

REVENUES		$-		$-		$-

EXPENSES
Office		3,340		10,252		14,501
Professional fees		22,828		19,795		86,463
Depreciation and amortization		6,708		1,400		8,106
TOTAL EXPENSES		32,876		31,447		109,070

LOSS FROM OPERATIONS		(32,876)		(31,447)		(109,070)

LOSS BEFORE INCOME TAXES		(32,876)		(31,447)		(109,070)

INCOME TAXES		-		-		-

NET LOSS		$(32,876	) $	(31,447	) $	(109,070)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		28,862,500		26,998,960

The accompanying notes are an integral part of these financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional		Discount				Total
	Number		Paid-in		on Common		Accumulated		Stockholders'
	of Shares	Amount	Capital		Stock		Deficit		Equity
Balance August 23, 2004 (inception)	-	$-	$-	$			$-		$-

Common stock issued for cash at $0.00002
per share	25,000,000	250	-		(150)		-		100

Net loss for the year ended August 31, 2004	-	-	-				(18,000)		(18,000)

Balance, August 31, 2004	25,000,000	250	-		(150)		(18,000)		(17,900)

Net loss for the year ended August 31, 2005	-	-	-				(26,747)		(26,747)

Balance, August 31, 2005	25,000,000	250	-		(150)		(44,747)		(44,647)

Common stock issued for cash at $0.10	3,862,500	40	77,210				-		77,250
per share

Net loss for the year ended August 31, 2006	-	-	-				(31,447)		(31,447)

Balance, August 31, 2006	28,862,500	290	77,210		(150)		(76,194)		1,156

Net loss for the period ended August 31, 2007	-	-	-				(32,876)		(32,876)

Balance, August 31, 2007	28,862,500	$290	$77,210		$(150	) $	(109,070	) $	(31,720)

The accompanying notes are an integral part of these financial statements.

BULLDOG FINANCIAL, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			From
			August 23,
	Year	Year	2004
	Ended	Ended	(Inception) to
	August 31,	August 31,	August 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,876)	$(31,447)	$(109,070)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	6,708	1,400	8,106
Changes in asset and liabilities
Increase (decrease) in accounts payable	9,461	(14,024)	12,572
(Increase) decrease deposits	-	(13,000)	(13,000)
Net cash used by operating activities	(16,707)	(57,071)	(101,392)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	-	(10,125)	(10,125)
Purchase of software	-	(10,000)	(10,000)
Net cash used by financing activities	-	(20,125)	(20,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in related party - accounts payable	15,000	1,670	44,322
Proceeds from sale of common stock	-	77,250	77,350
Net cash provided by financing activities	15,000	78,920	121,672

Change in cash	(1,707)	1,724	155

Cash, beginning of period	1,862	138	-

Cash, end of period	$155	$1,862	$155

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007

NOTE 1 – DESCRIPTION OF BUSINESS

Bulldog Financial, Inc. (hereinafter “The Company”) is a Nevada Corporation, incorporated on August 23, 2004. The principal business of the Company is accounts receivable management. The Company purchases defaulted contracts from lenders and pursues collections from the contract debtors.

The Company is in the development stage and as of August 31, 2007 had not realized any revenues from its planned operations. The Company’s year-end is August 31.

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

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," may include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, reasonably approximates fair value at August 31, 2007.

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $109,070 incurred through August 31, 2007. The Company has no revenues, limited cash, and negative working capital. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company anticipates that it will need $60,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows for contracts purchased based upon funds received.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Recent Accounting Pronouncements
In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at December 31, 2006.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations at December 31, 2006.

Revenue Recognition
The Company will recognize revenue from contracts (1) upon actual sale (disposition) of such contracts and (2) upon actual cash collections for ongoing contracts. With these two types of revenue sources, revenue will thereby be recorded when there is persuasive evidence that an arrangement exists, services have been rendered, the contract price is determinable, and collectibility is reasonably assured (or, in the case of ongoing contracts, actually collected). The Company will receive 70% of all money collected and the vendor will receive 30% thereof. The Company paid a deposit of $13,000 to an unrelated party to obtain delinquent accounts receivables for collection purposes. The Company will receive a credit up to $13,000 by offsetting $13,000 from the 30% due to the vendor from the first funds collected. Once the Company is credited the $13,000, the normal 70/30 split from accounts paid will continue. The deposit is nonrefundable and the Company will not receive any credit balance in the event that it does not collect funds. The uncollectible delinquent accounts may be exchanged for other receivables at any time without additional payment.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. The useful life of property and equipment for purposes of computing depreciation is three years. The following is a summary of property, equipment, and accumulated depreciation:

August 31, 2007
Office Equipment	$10,125
Software	10,000
Less accumulated depreciation & amortization	(8,108)
Property and Equipment, net	$12,017

Depreciation and amortization expense for the year ended August 31, 2007 was $6,708. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 200,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization in August 2004, the Company issued 5,000,000 shares of common stock for a total of $100 cash. The Company issued 772,500 shares of common stock for $77,250 during the period ending August 31, 2006. On June 22, 2007, the Company forward split the outstanding shares resulting in our officer and director owning 25,000,000 shares and the other investors owning 3,862,500 shares.

BULLDOG FINANCIAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007

NOTE 6 – INCOME TAXES

At August 31, 2007, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $109,100, principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at August 31, 2006. The significant components of the deferred tax asset at August 31, 2007 and 2006 were as follows:

	August 31, 2007	August 31, 2006

Net operating loss carry forward:	$109,100	76,200

Deferred tax asset	$37,000	25,900
Deferred tax asset valuation allowance	(37,000)	(25,900)

Net deferred tax asset	$-	-

At August 31, 2007, the Company has net operating loss carry forwards of approximately $109,100, which begin to expire in the year 2025. The change in valuation allowance from August 31, 2006 to August 31, 2007 is approximately $11,000.

NOTE 7 – RELATED PARTY TRANSACTIONS

Accounts payable to related parties represents amounts due to the president and chief executive officer for payment of expenses on behalf of the Company. These payables are non-interest bearing and not collateralized. At August 31, 2007, the Company owed the president a total of $44,322 for expenses paid on behalf of the Company.

The Company also uses office space of the Company’s president and chief executive officer and pays no rent. The value of this space is considered immaterial for financial reporting purposes at August 31, 2007.

NOTE 8 – DEPOSITS

The Company paid a deposit of $13,000 to an unrelated party to obtain delinquent accounts receivables for collection purposes. The Company will receive a credit up to $13,000 by offsetting $13,000 from the 30% due to the vendor from the first funds collected. Once the Company is credited the $13,000, the normal 70/30 split from accounts paid will continue. The deposit is nonrefundable and the Company will not receive any credit balance in the event that it does not collect funds. The uncollectible delinquent accounts may be exchanged for other receivables at any time without additional payment.

NOTE 9 – CORRECTION OF AN ERROR

The $13,000 paid to an unrelated party for delinquent accounts was previously classified as inventory. Since the $13,000 was actually a deposit for accounts to be offset from monies due to the unrelated party from its portion of first accounts collected, it has been properly reclassified as a deposit. This change has no effect on equity or retained earnings.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-KSB. Our financial statements for the period from inception to August 31, 2007, included in this report have been audited by Williams & Webster, P.S., Certified Public Accountants, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in this annual report.

ITEM 8A.     CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

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

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Scott D. McDowell	58	president, chief executive officer, treasurer, chief
98 So. Holman Way		financial officer, chief accounting officer, and
Golden, CO 80401		a member of the board of directors

     The person named above has held his offices/positions since inception of our company. Carlos Lucero resigned as an officer and director on October 4, 2006. Mr. McDowell is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

     Since our inception on August 23, 2004, Scott D. McDowell has been our president, chief executive officer, treasurer, chief financial officer, chief accounting officer, and a member of our board of directors; a member of our audit committee; and, a member of our disclosure committee. Mr. McDowell is currently our president, chief executive officer, treasurer, chief financial officer, chief accounting officer, and the sole member of our board of directors; our audit committee; and, our disclosure committee. Since July 1995, Mr. McDowell has been President and Operating Manager of Scott D. McDowell & Associates, LLC located in Golden, Colorado. Scott D. McDowell & Associates is engaged in the business of counseling small businesses on strategic planning, capitalization and securing financing. Mr. McDowell is not involved with any activities in connection with offerings of securities or buying and selling securities, as principal or agent for others.

Conflicts of Interest

     The only conflict that we foresee is that our officers and directors will devote time to projects that do not involve us. Currently, Scott McDowell devotes 50% of this time to counseling small businesses on strategic planning, capitalization and securing financing.

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

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by members of our board of directors. Presently, we have a sole director on our board of directors. Our director is not deemed independent. Our director also holds positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

     Our director or officer does not have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

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

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of our officer and director. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling his responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

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

ITEM 10.     EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us from inception on August 23, 2004 through August 31, 2007, for our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

		Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary Bonus Awards Awards				sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Scott McDowell	2007	0	0	0	0	0	0	0	0
President, Secretary,	2006	0	0	0	0	0	0	0	0
Treasurer	2005	0	0	0	0	0	0	0	0

Carlos Lucero	2007	0	0	0	0	0	0	0	0
Vice President Operations	2006	0	0	0	0	0	0	0	0
Secretary (resigned)	2005	0	0	0	0	0	0	0	0

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is August 31.

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

Compensation of Directors

     Our directors, including our present sole director, do not receive any compensation for serving as members of the board of directors.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

		Percentage of
		Ownership After
		the Offering
Name and Address	Number of	Assuming all of the
Beneficial Owner [1]	Shares	Shares are Sold

Scott D. McDowell	25,000,000	86.62%
98 S. Holman Way
Golden, CO 80401

All officers and directors as	25,000,000	86.62%
a group (1 individual)

[1]      The persons named above may be deemed to be "parents" and "promoters" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his or her direct and indirect stock holdings. Mr. McDowell is our only "promoters."

Changes in Control

     To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 2004, we issued a total of 5,000,000 shares of restricted common stock to Scott D. McDowell, one of our officers and directors in consideration of $100. On May 25, 2006, we completed our public offering by selling 772,500 shares at $0.10 per share, totaling $77,250. On June 22, 2007, we forward split the outstanding shares resulting in our officer and director owning 25,000,000 shares and the other investors owning 3,862,500 shares.

     As of August 31, 2007, Mr. McDowell, our president, loaned us the sum of $44,322 to pay for legal, accounting and other expenses associated with our public offering and operations. The amount due Mr. McDowell will not be repaid from the proceeds of our public offering, but will only be paid from revenues generated from our operations. The loan is without interest and the agreement with Mr. McDowell is oral. There is no written documentation evidencing the same.

     On August 31, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-120689, permitting us to offer up to 2,500,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On May 25, 2006, we completed our public offering by selling 772,500 shares at $0.10 per share, totaling $77,250. The proceeds have been used to implement our business plan during the years ended August 31, 2006, and August 31, 2007. Proceeds were used as follows: Professional fees-$33,285; Marketing-$7,500; Office Equipment-$10,125; Software-$10,000; Deposit on delinquent accounts for collection-$13,000; and, Rent and Office Expense-$3,340.

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

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$17,136	Williams & Webster, P.S., Certified Public Accountants
2006	$15,463	Williams & Webster, P.S., Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$-0-	Williams & Webster, P.S., Certified Public Accountants
2006	$-0-	Williams & Webster, P.S., Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$-0-	Williams & Webster, P.S., Certified Public Accountants
2006	$-0-	Williams & Webster, P.S., Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$-0-	Williams & Webster, P.S., Certified Public Accountants
2006	$-0-	Williams & Webster, P.S., Certified Public Accountants

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of November, 2007.

BULLDOG FINANCIAL, INC.

BY:  SCOTT MCDOWELL
        Scott D. McDowell, President, Principal Executive
        Officer, Treasurer, Principal Financial Officer,
        Principal Accounting Officer and a member of the
        Board of Directors

EXHIBIT INDEX

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