Form 10-Q
period 2008-02-29
Placer Gold Corp.
filed 2009-09-21
CIK 1308319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2008

Commission file number 000-51670

ARCTIC OIL & GAS CORP.
(Exact name of registrant as specified in its charter)

Nevada	38-3707552
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1785 E. Sahara Avenue, Suite 490 Las Vegas, NV 89104
(Address of principal executive offices, including zip code.)

(323) 356-7777
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of February 28, 2008 the Company had 137,250,000 shares of common stock outstanding.

PART I

ITEM 1. INTERIM FINANCIAL STATEMENTS

ARCTIC OIL & GAS CORP.
(A Development Stage Enterprise)
February 28, 2008

Index

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Condensed Notes to the Financial Statements	F-4

ARCTIC OIL CORP.
(A Development Stage Enterprise)
BALANCE SHEET
	February, 28	November, 30
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$70	$70
Total Current Assets	70	70

FIXED ASSETS
Office equipment, net	0	0
Software, net	0	0
Total Fixed Assets	0	0

TOTAL ASSETS	$70	$70

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$34,170	$34,170
Accounts payable - related party	60,000	0

Total Current Liabilities	94170	34,170

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 20,000,000 shares authorized, no par value;
zero shares issued and outstanding	-	-
Common stock, 500,000,000 shares authorized, $0.00001 par value;
137,250,000 shares issued and outstanding	290	290
Additional paid-in capital	77,060	77,060
Accumulated deficit from development stage	(171,450)	(111,450)
Total Stockholders' Equity (Deficit)	(94,100)	(34,100)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$70	$70

The accompanying condensed notes are an integral part of these interim financial statements.

ARCTIC OIL CORP.
(A development Stage Enterprise)
SATEMENT OF OPERATIONS
	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended	August 23, 2004 (Inception) to
	February 28,	February 28,	November 30,	November 30,	February 28,
	2008	2007	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Office	85	-	85		14,584
Professional fees	81,600	-	21,600		168,063
Loss on disposition of fixed assets & dep.	25,017	0	25,017	-	25107
Reverse accounts payable to related party	(44,322)	0	(44,322)	0	(44,322)
Depreciation and amortization	0	3354	0	1,677	8108
TOTAL EXPENSES	62,380	3,354	2380	1,677	171,450

LOSS FROM OPERATIONS	(62,380)	(3,354)	(2,380)	(1,677	(171,450)

LOSS BEFORE INCOME TAXES	(62,380)	(3,354)	(2,380)	(16,77	(171,450)

INCOME TAXES	-	-	-	-	-

NET LOSS	(63,380)	(3,354)	(2,380)	(1677)	$(171,450)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	Nil	$ Nil	$ Nil	$ Nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	137,250,00	28,862,500	28,862,500	25,652,930

The accompanying condensed notes are an integral part of these interim financial statements.

ARCTIC OIL & GAS CORP.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOW

					From
					August 23,
	Ended	Ended	Ended	Ended	(Inception) to
	February 28,	February 28,	November 30,	November 30,	February 28,
	2008	2007	2007	2006	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(62,380)	(3,354)	(2,380)	(1,677)	(171,450)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	0	3,354	0	1,677	8,108
Changes in asset and liabilities
Increase (decrease) in accounts payable	0	0	0	0	34,170
Increase (decrease) deposits	0	0	0	-	0
Net cash used by operating activities	(62,380)	(0)	(2380)	(0)	(129,172)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	0	-	0	-	(4,219)
Purchase of software	0	-	0	-	(3,889)
Net cash used by financing activities	0	-	0	-	(8,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase, (decrease) in related party A/P	62380	0	2,380	0	60,000
Net cash provided by financing activities	0	0	0	0	77,350

Change in cash	0	0	0	0	70

Cash, beginning of period	70	1,862	155	1,862	-

Cash, end of period	$70	$1,862	$70	1,862	70

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	-	-	-
Income taxes paid	$-	$-	-	-	-

The accompanying condensed notes are an integral part of these interim financial statements.

ARCTIC OIL & GAS CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
February, 28, 2008

NOTE 1 - DESCRIPTION OF BUSINESS

ARCTIC OIL & GAS CORP. (hereinafter "The Company") was incorporated on August 23, 2004 under the laws of the State of Nevada  as Bulldog Financial Inc., for any lawful business. The principal business of the Company is accounts receivable management. Arctic Oil & Gas representatives have filed a claim with the United Nations General Assembly and the countries of Canada, Russia, United States of America, Norway and Denmark, claiming, as a responsible oil and gas development agent of the "common heritage of mankind," the sole and exclusive exploitation, development, marketing and extraction rights to the oil and gas resources of the seafloor and subsurface contained within the entire Arctic Ocean Common area beyond the exclusive economic zone of the Arctic Ocean's surrounding countries called the "Arctic Claims." The Company intends to operate as the "lead manager" tasked to create a multinational joint venture consortium of major oil companies, whose technology and managerial expertise will be vital to recovering the oil and gas from the harsh, deep waters of the Arctic in an environmentally safe manner.

The Company intends to perfect the Arctic Claims and explore and develop the hydrocarbons resources in partnership with other oil and gas companies.

The Company is in the development stage and as of February 28, 2008 had not realized any revenues from its planned operations. The Company's year-end is May 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended November 30, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ending February 28, 2007, are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of ARCTIC OIL & GAS CORP. is presented to assist in understanding the Company' s financial statements. The financial statements and notes are representations of the Company' s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $171,450 incurred through February 28, 2008 . The Company has no revenues, limited cash, and negative working capital. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $200,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows for contracts purchased based upon funds received.

ARCTIC OIL & GAS CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
February 28, 2008

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

NOTE 3 - PROPERTY AND EQUIPMENT:       Property and equipment are stated at cost.  Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets.  The useful life of property and equipment for purposes of computing depreciation is three years. The following is a summary of property, equipment, and accumulated depreciation:

	February 28,	November 30,
	2008	2007
Office Equipment	0	0
Software	0	0
Less accumulated depreciation & amortization	0	0
Property and Equipment, net	0	0

ARCTIC OIL & GAS CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
February 28, 2008

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

Long-lived Assets: The company has adopted the policies of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the asset.

The Company is authorized to issue 500,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. The Company is also authorized to issue 20,000,000 shares of preferred stock. None of the preferred shares have been issued.

Note 4 – CAPITAL STOCK: On June 22, 2007, the Board of Directors of the Company with Majority Stockholders consent, approved authorizing the Company' s Board of Directors (1) to increase the authorized shares of common stock to 200,000,000; (2) to effect a 5-for-1 forward stock split (pro-rata increase) of the Company's issued and outstanding shares of Common Stock; and, (3) to amend the Articles of Incorporation to create a class of blank check preferred stock with 20,000,000 shares authorized. Under the forward stock split, each one share of the Company's Common Stock will be converted automatically into five shares of Common Stock. The effective date of the forward stock split was July 23, 2007.

On November 26, 2007, the Board of Directors of the Company with Majority Stockholders consent, approved authorizing the Company' s Board of Directors (1) to increase the authorized shares of common stock to 500,000,000; (2) to effect a 20-for-1 forward stock split (pro-rata increase) of the Company's issued and outstanding shares of Common Stock; and, (3) to amend the Articles of Incorporation to create a class of blank check preferred stock with 20,000,000 shares authorized. Under the forward stock split, each one share of the Company's Common Stock will be converted automatically into twenty shares of Common Stock. The effective date of the forward stock split will be Nov 27th, 2007.    The accompanying financial statements and notes reflect the split as if it had occurred at the earliest period presented. (4) On November 26, 2007 Bulldog Financial, Inc. 1,750,000 Rule 144 shares for acquisition of Arctic Oil Claim equity.

ARCTIC OIL & GAS CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
February 28, 2008

NOTE 5 - INCOME TAXES

At February 28, 2008, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $94,100, principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at February 28, 2008. The significant components of the deferred tax asset at February 28, 2008, and November 30, 2007 were as follows:

At February 28, 2008 the Company has net operating loss carry forwards of approximately $96,000, which begin to expire in the year 2024. The change in valuation allowance from August 31, 2006 to May 31, 2007, is approximately $89,200.

	February,	November 30,
	2008	2007
Net operating loss carry forward:	96,000	76,200
Deferred tax asset	32,640	25,900
Deferred tax asset valuation allowance	(32,640)	(25,900)
Net deferred tax asset	-	-

NOTE 6 - RELATED PARTY TRANSACTIONS
Accounts payable to related parties represents amounts due to the president and chief executive officer for payment of expenses on behalf of the Company. These payables are non-interest bearing and not collateralized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We were incorporated in the state of Nevada on August 23, 2004. We have started operations. We have not generated revenues from operations, but must be considered a minerals exploration company. Our statutory registered agent in Nevada: The Corporation Trust Company of Nevada, 6100 Neil Road Suite 500, Reno, Nevada 89511 From the proceeds of our offering, we subleased office space to commence operations. Our telephone number is (323)-356-7777.

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

On November 16, 2007, Arctic Oil & Gas Corp (formerly known as Bulldog Financial Inc.) entered into an Asset Purchase Agreement with United Oil and Gas Consortium Management Corp., a Nevada Corporation, Strategic Nine Corporation, also a Nevada Corporation and Sterling Oil and Gas (NZ), a New Zealand Corporation, pursuant to which  it acquired a thirty percent interest in certain oil and gas claims as set forth in the agreement.  These claims arise from a joint filing made, on May 9, 2006, by United, Strategic and Sterling with the United Nations General Assembly and the countries of Canada, Russia, United States of America, Norway and Denmark.  The filing claims, as a responsible oil and gas development agent of the “common heritage of mankind”, the sole and exclusive exploitation, development, marketing and extraction rights to the oil and gas resources of the sea floor and subsurface contained in the entire Arctic Ocean Common area beyond the exclusive economic zone of the Arctic Ocean’s surrounding countries (the “Arctic Claims”).

In consideration of Arctic acquiring a thirty percent interest in the Arctic Claims, Arctic agreed to issue 1,750,000 restricted Common shares to United in its own right and as agents for Strategic and Sterling, or their assignees.

On November 26, 2007, Scott McDowell tendered 23,750,000 Common shares to the treasury of Arctic for cancellation as registered direct holding.  By Agreement dated as of November 26, 2007, Arctic cancelled the shares.  Following the cancellation there were 6,862,000 shares outstanding.

On Nov 27th, 2007?, our shareholders approved increasing our authorized shares of common stock to 500,000,000; effecting a twenty for-one forward stock split (pro-rata increase) of our issued and outstanding shares of common stock; and. Under the forward stock split, each one share of the our common stock was converted automatically into five shares of common stock. The effective date of the forward stock split was Nov 27th, 2007?

On November 27, 2007, Scott McDowell resigned as president and secretary/treasurer of Arctic and appointed the following persons as officers:

President -                                             Peter Sterling
Secretary/Treasurer -                           Peter Sterling
Vice-President -                                    Edward Lawson

Immediately thereafter, McDowell, as the majority stockholder, appointed Peter Sterling and Edward M. Lawson as directors and then resigned as a director.

On November 27, 2007, the company changed its name from Bulldog Financial Inc. to Arctic Oil & Gas Corp.

On November 27, 2007 Arctic increased its authorized capital to 500,000,000 of par value $0.0001 per share.

Effective November 30, 2007, Arctic increased the number of issued Common shares, by exchanging each such share for 20 Common shares, each with a par value of $0.0001.

The management's discussion and analysis, as well as the accompanying financial statements and notes reflect the split as if it had occurred at the earliest period presented.

We have not conducted any market research into the likelihood of success of our Arctic oil and gas exploration operations.

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

Knowing that the world is entering a prolonged era of increasing energy insecurity and higher prices, the Company and partners have embarked on an ambitious effort to locate and bring new very-large-scale non-Middle Eastern sourced, hydrocarbons energy resources from within the Arctic Claims to world markets.

The Company is focusing on rapid growth via capital-efficient, well-informed, high-reward prospecting.     The Company’s exploration focus is on the Arctic Oceans Commons abyssal a vast region with possibly the world’s most significant upside oil potential, away from the high-taxes and political interference of often unstable and corrupt regimes.

We are a start-up stage oil and gas exploration corporation and have begun operations but have not yet generated revenues from our business operations and do not expect to do so for some time.

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

We intend to accomplish the foregoing through the following milestones:

1) We will raise additional working capital via share issues and-or borrowings .

2) We will conduct geological studies and prepare geological reports on the Arctic Claims.

3) We will pursue legal efforts to perfect our claim on the Arctic Ocean Commons hydrocarbons resources.

4) We will pursue potential strategic major independent oil company partners in each of the five countries facing the Arctic Ocean Commons.

If we cannot generate sufficient capital to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else. If this occurs, you will lose all of your investment.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the oil and gas exploration business, including political risks associated with the Arctic Claim, limited ice-capable exploration equipment resources available for hire or purchase, market price variations for oil and gas, limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future oil and gas exploration-development financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

From Inception on August 23, 2004 to February 28, 2008

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form SB-2 Registration Statement. We have prepared an internal business plan. Our loss since inception is $171,450.

Since inception, we sold 137,250,000 shares of common stock for $77,250 in cash.

In November, 2007, we issued 35,000,000 restricted Common shares to United in its own right and as agents for Strategic and Sterling, or their assignees for the 30% interest in the Arctic Claim.

In November, 2007, we cancelled 475,000,000 shares. On November 26, 2007 Bulldog Financial, Inc. 1,750,000 Rule 144 shares for acquisition of Arctic Oil Claim equity.

Accounts payable

Accounts payable of $34,170 represented by liabilities as of February, 2008.

Liquidity and capital resources

As of the date of this annual report, we have yet to generate any revenues from our business operations.

In August 2004, we issued 500,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

In November 2007, we issued 35,000,000 restricted Common shares to United in its own right and as agents for Strategic and Sterling, or their assignees for the 30% interest in the Arctic Claim.

On November 27, 2007 Arctic increased its authorized capital to 500,000,000 of par value $0.0001 per share.

As of February 28, 2008 our total assets were $70 in cash, and our total liabilities were $94,170 comprising of accounts payable and accrued fees.

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

PART II. OTHER INFORMATION

ITEM 4. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 31, 2005, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-120689, permitting us to offer up to 12,500,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On May 25, 2006, we completed our public offering by selling 77,250,000 shares at $0.001 per share, totaling $77,250. Some of the proceeds have been used to implement our business plan during the period ended November 30, 2007. Proceeds were used as follows: legal - $17,295; accounting - $14,854; marketing - $7,500; office equipment - $10,125; software - $10,000; purchase of delinquent accounts for collection - $13,000; and, rent and office expense - $3,666.

In November 2007, we issued 35,000,000 restricted Common shares to United in its own right and as agents for Strategic and Sterling, or their assignees for the 30% interest in the Arctic Claim.

In November, 2007, we cancelled 475,000,000 shares.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

On November 27, 2007 Arctic increased its authorized capital to 500,000,000 of par value $0.0001 per share.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of September, 2009.

ARCTIC OIL & GAS CORP.

BY:	PETER J. STERLING
Peter J. Sterling, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors