Form 10-Q
period 2008-05-31
Placer Gold Corp.
filed 2009-09-21
CIK 1308319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 000-51670

ARCTIC OIL & GAS CORP.
(Exact name of registrant as specified in its charter)

Nevada	38-3707552
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1785 E. Sahara Avenue, Suite 490 Las Vegas, NV 89104
 (Address of principal executive offices, including zip code.)

(323) 356-7777
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No☐

As of May 31, 2008 the Company had 137,250,000 shares of common stock outstanding.

PART I

ITEM 1. INTERIM FINANCIAL STATEMENTS

ARCTIC OIL & GAS CORP.
(A Development Stage Enterprise)
May 31, 2008

Index
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Condensed Notes to the Financial Statements	F-4

ARCTIC OIL CORP.
(A Development Stage Enterprise)
BALANCE SHEET

	May 31	February 28
	2008	2008
ASSETS
CURRENT ASSETS
Cash	$240	$70
Total Current Assets	240	70

FIXED ASSETS
Office equipment, net	0	0
Software, net	0	0
Total Fixed Assets	0	0

TOTAL ASSETS	$240	$70

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$34,170	$34,170
Accounts payable - related party	120,000	60,000
Total Current Liabilities	154,300	94,170

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 20,000,000 shares authorized, no par value;
zero shares issued and outstanding	-	-
Common stock, 500,000,000 shares authorized, $0.00001 par value;
137,250,000 shares issued and outstanding	290	290
Additional paid-in capital	77,060	77,060
Accumulated deficit from development stage	(231,450)	(171,450)
Total Stockholders' Equity (Deficit)	(154,100)	(94,100)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$240	$70

 The accompanying condensed notes are an integral part of these interim financial statements.

ARCTIC OIL CORP.
(A development Stage Enterprise)
SATEMENT OF OPERATIONS

	Nine Months Ended	Nine Months Ended	Six Months Ended	Six Months Ended	August 23, 2004 (Inception) to
	May 31,	May 31,	February 28,	February 28,	May 31,
	2008	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Office	85	-	85	-	14,584
Professional fees	141,600	-	81,600	-	228063
Loss on disposition of fixed assets & dep.	25,017	0	25,017	-	25107
Reverse accounts payable to related party	(44,322)	0	(44,322)	0	(44,322)
Depreciation and amortization	0	5,301	0	3,354	8108
TOTAL EXPENSES	122,380	5,301	62,380	3,354	231450

LOSS FROM OPERATIONS	(122,380)	(5,301)	(62,380)	(3,354)	(231,450)

LOSS BEFORE INCOME TAXES	(122,380)	(5,301)	(62,380)	(3,354)	(231,450)

INCOME TAXES	-	-	-	-	-

NET LOSS	(122,380)	(5,301)	(62,380)	(3,354)	(231,450)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	137,250,00	28,862,500	28,862,500	25,652,930

 The accompanying condensed notes are an integral part of these interim financial statements.

ARCTIC OIL & GAS CORP.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOW

	Nine	Nine	Six	Six	From
	Months	Months	Months	Months	August 23,
	Ended	Ended	Ended	Ended	(Inception) to
	May 31,	May 31,	February, 28	February 28,	May 31,
	2008	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(122,380)	(5,301)	(62,380)	(3,354)	(231,450)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	0	0	0	3,354	8,108
Changes in asset and liabilities
Increase (decrease) in accounts payable	0	0	0	0	34,170
Increase in (decrease) A/P- related party	0	0	0	0	0
(Increase) decrease deposits	0	0	0	0	0
Net cash used by operating activities	(122,380)	(5,301)	(62,380)	(0)	(189,172)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	0	-	0	-	(4,219)
Purchase of software	0	-	0	-	(3,889)
Net cash used by financing activities	0	-	0	-	(8,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase, (decrease) in related party A/P	122,380	0	62,380	0	120,000
Net cash provided by financing activities	0	0	0	0	77,350

Change in cash	0	0	0	0	70

Cash, beginning of period	70	1,862	155	1,862	-

Cash, end of period	$240	$1,862	$70	1,862	240

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	-	-	-
Income taxes paid	$-	$-	-	-	-

 The accompanying condensed notes are an integral part of these interim financial statements.

ARCTIC OIL & GAS CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008

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

The Company is in the development stage and as of May 31, 2008 had not realized any revenues from its planned operations. The Company's year-end is May 31.

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
Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $171,450 incurred throughMay 31, 2008 . The Company has no revenues, limited cash, and negative working capital. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $200,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows for contracts purchased based upon funds received.

ARCTIC OIL & GAS CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
May 31, 2008

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

NOTE 3 - PROPERTY AND EQUIPMENT:       Property and equipment are stated at cost.  Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets.  The useful life of property and equipment for purposes of computing depreciation is three years. The following is a summary of property, equipment, and accumulated depreciation:

	May 31,2008	February 28,2008
Office Equipment	0	0
Software	0	0
Less accumulated depreciation & amortization	0	0
Property and Equipment, net		0

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
May 31, 2008

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

On November 26, 2007, the Board of Directors of the Company with Majority Stockholders consent, approved authorizing the Company' s Board of Directors (1) to increase the authorized shares of common stock to 500,000,000; (2) to effect a 20-for-1 forward stock split (pro-rata increase) of the Company's issued and outstanding shares of Common Stock; and, (3) to amend the Articles of Incorporation to create a class of blank check preferred stock with 20,000,000 shares authorized. Under the forward stock split, each one share of the Company's Common Stock will be converted automatically into twenty shares of Common Stock. The effective date of the forward stock split will be Nov 27th, 2007.    The accompanying financial statements and notes reflect the split as if it had occurred at the earliest period presented. (4)On November 26, 2007 Bulldog Financial, Inc. 1,750,000 Rule 144 shares for acquisition of Arctic Oil Claim equity.

NOTE 5 - INCOME TAXESAt February 28, 2008, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately 94,100, principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2008. The significant components of the deferred tax asset at February 28, 2008, and November 30, 2007 were as follows:At May 31, 2008 the Company has net operating loss carry forwards of approximately $154,100, which begin to expire in the year 2024. The change in valuation allowance from August 31, 2006 to May 31, 2008, is approximately $147,200.

	May,2008	February,2008
Net operating loss carry forward:	154,100	96,000
Deferred tax asset	52,394	32,640
Deferred tax asset valuation allowance	(52,394)	(32,640)
Net deferred tax asset	-	-

NOTE 6 - RELATED PARTY TRANSACTIONS
Accounts payable to related parties represents amounts due to the president and chief executive officer for payment of expenses on behalf of the Company. These payables are non-interest bearing and not collateralized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We were incorporated in the state of Nevada on August 23, 2004. We have started operations. We have not generated revenues from operations, but must be considered a start-up business. Our statutory registered agent in Nevada: The Corporation Trust Company of Nevada, 6100 Neil Road Suite 500, Reno, Nevada 89511 From the proceeds of our offering, we subleased office space to commence operations. Our telephone number is (323)-556-0643.

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

Vice-President -                                    Edward M. Lawson

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

From Inception on August 23, 2004 to May, 31, 2008

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

Accounts payable

Accounts payable of $34,170 represented by liabilities as of May, 2008.

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