Form 10-Q
period 2008-08-31
Placer Gold Corp.
filed 2009-09-21
CIK 1308319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No☐

As of August 31, 2008 the Company had 137,250,000 shares of common stock outstanding.

PART I

ITEM 1. INTERIM FINANCIAL STATEMENTS

ARCTIC OIL & GAS CORP.
(A Development Stage Enterprise)
August 31, 2008

Index
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Condensed Notes to the Financial Statements	F-4

ARCTIC OIL CORP.
(A Development Stage Enterprise)
BALANCE SHEET

	August 31	February 28
	2008	2008
ASSETS
CURRENT ASSETS
Cash	$-53	$240
Total Current Assets	-53	240

FIXED ASSETS
Office equipment, net	0	0
Software, net	0	0
Total Fixed Assets	0	0

TOTAL ASSETS	$(53)	$240

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$34,170	$34,170
Accounts payable - related party	179,605	120,000
Total Current Liabilities	214,047	154,170

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 20,000,000 shares authorized, no par value;
zero shares issued and outstanding	-	-
Common stock, 500,000,000 shares authorized, $0.00001 par value;
137,250,000 shares issued and outstanding	290	290
Additional paid-in capital	77,060	77,060
Accumulated deficit from development stage	(291,450)	(231,450)
Total Stockholders' Equity (Deficit)	(214,100)	(94,100)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$(53)	$70

 The accompanying condensed notes are an integral part of these interim financial statements.

ARCTIC OIL CORP.
(A development Stage Enterprise)
SATEMENT OF OPERATIONS

Twelve Months Ended	Tweleve Months Ended	Nine Months Ended	Nine Months Ended	August 23, 2004 (Inception) to
August 31,	August 31,	May 31,	May 31,	August 31,
2008	2007	2008	2007	2008
(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES		$-		$-		$-		$-	$-

EXPENSES
Office		85		-		85			14,584
Professional fees		201,600		-		141,600			288,063
Loss on disposition of fixed assets & dep.		25,017		0		25,017		-	25107
Reverse accounts payable to related party		(44,322)		0		(44,322)		0	(44,322)
Depreciation and amortization		0		6,978		0		5,301	8108
TOTAL EXPENSES		182,380		6,978		122,380		5,301	291,450

LOSS FROM OPERATIONS		(182,380)		(6,978)		(122,380)		(5,301)	(291,450)

LOSS BEFORE INCOME TAXES		(182,380)		(6,978)		(122,380)		(5,301)	(291,450)

INCOME TAXES		-		-		-		-	-

NET LOSS		(182,380)		(6,978)		$(122,380)		$(5,301)	$(291,450)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	Nil	$	Nil	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		137,250,00		28,862,500		137,250,00		28,862,500

 The accompanying condensed notes are an integral part of these interim financial statements.

ARCTIC OIL & GAS CORP.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOW

	Twelve	Twelve	Nine	Nine	From
	Months	Months	Months	Months	August 23,
	Ended	Ended	Ended	Ended	(Inception) to
	August 31,	August 31,	May 31,	May 31,	August 31
	2008	2007	2008	2007	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(182,380)	(6,978)	(122,380)	(3,354)	(291,450)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	0	0	0	3,354	8,108
Changes in asset and liabilities
Increase (decrease) in accounts payable	0	0	0	0	34,170
Increase in (decrease) A/P- related party	0	0	0	0	0
(Increase) decrease deposits	0	0	0	0	0
Net cash used by operating activities	(182,380)	(6,978)	(122,380)	(0)	(249,172)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	0	-	0	-	(4,219)
Purchase of software	0	-	0	-	(3,889)
Net cash used by financing activities	0	-	0	-	(8,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase, (decrease) in related party A/P	182,380	0	122,380	0	77,350
Net cash provided by financing activities	0	0	0	0	77,350

Change in cash	0	0		0	70

Cash, beginning of period	240	1862	155	1,862	-

Cash, end of period	$(53)	$1862	$70	1,862	70

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	-	-	-
Income taxes paid	$-	$-	-	-	-

 The accompanying condensed notes are an integral part of these interim financial statements.

ARCTIC OIL & GAS CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
August 31, 2008

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

The Company is in the development stage and as of August 31, 2008 had not realized any revenues from its planned operations. The Company's year-end is May 31.

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $171,450 incurred through August 31, 2008 . The Company has no revenues, limited cash, and negative working capital. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $200,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows for contracts purchased based upon funds received.

ARCTIC OIL & GAS CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
August 31, 2008

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

ARCTIC OIL & GAS CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
August 31, 2008

	August 31,	May 31,
	2008	2008
Office Equipment	0	0
Software	0	0
Less accumulated depreciation & amortization	0	0
Property and Equipment, net	0	0

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

On November 26, 2007, the Board of Directors of the Company with Majority Stockholders consent, approved authorizing the Company' s Board of Directors (1) to increase the authorized shares of common stock to 500,000,000; (2) to effect a 20-for-1 forward stock split (pro-rata increase) of the Company's issued and outstanding shares of Common Stock; and, (3) to amend the Articles of Incorporation to create a class of blank check preferred stock with 20,000,000 shares authorized. Under the forward stock split, each one share of the Company's Common Stock will be converted automatically into twenty shares of Common Stock. The effective date of the forward stock split will be Nov 27th, 2007.    The accompanying financial statements and notes reflect the split as if it had occurred at the earliest period presented. (4) Bulldog Financial, Inc. 1,750,000 Rule 144 shares for acquisition of Arctic Oil Claim equity.(5) On June 15, 2008 the Board of Directors issued these share under Rule 144:

Name of Shareholder	Date	Shares	Description of Service

Peter Sterling	15-Jun-08	30,000,000	Directors fees, expenses, and consulting fees unpaid for 8 months

United Oil & Gas Cons.Mgt. Corp.	15-Jun-08	50,000,000	For 30% of Arctic JV project costs, unpaid for 8 months

Zina Lskavyan	15-Jun-08	2,000,000	For Secretarial services un-paid for 8 months

Jennifer Beresford	15-Jun-08	2,500,000	For accounting and business plan services, unpaid for 8 months

Patrick Smyth	15-Jun-08	5,000,000	For consulting work completed and unpaid for 8 months

ARCTIC OIL & GAS CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
August 31, 2008

On July 10, 2008 the Board of Directors issued these share under Rule 144:

Name of Shareholder	Date	Shares	Description of Service

Peter J. Sterling	10-Jul-08	80,750,000	Directors fees, expenses, and consulting fees unpaid for 8 months discounted debt $121,000

Beresford Develop. Group Inc.	10-Jul-08	2,500,000	For accounting and business plan services, unpaid for 8 months discounted debt of $3500

Patrick Smyth	10-Jul-08	5,000,000	For consulting work completed and unpaid for 8 months discounted debt of $7500

Chris van Vliet	10-Jul-08	4,000,000	4692 46th Ave., Delta, BC V4K1W3 for discounted debt of $6000

John Levine	10-Jul-08	1,000,000	For consulting work completed and unpaid for 8 months

James Morris	10-Jul-08	8,000,000	For consulting work completed and unpaid for 8 months

New Investor	10-Jul-08	2,500,000	$5,000

On July 23, 2008 the Board of Directors issued these share under Rule 144:

Name of Shareholder	Date	Shares	Discription of Service

Blake Ridge Claim & Lease Appl.	23-Jul-08	60,000,000	For 30% equity of Blake Ridge Property

Bering Sea Abyssal Claim	23-Jul-08	60,000,000	For 30% equity of Bering Sea Property

NOTE 5 - INCOME TAXES
At February 28, 2008, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately 94,100, principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at February 28, 2008. The significant components of the deferred tax asset at August 31, 2008, and November 30, 2007 were as follows:

At August 31, 2008 the Company has net operating loss carry forwards of approximately $182,300, which begin to expire in the year 2024. The change in valuation allowance from August 31, 2006 to May 31, 2007, is approximately $175,500.

	August,	August,
	2008	2008
Net operating loss carry forward:	182,300	154,100
Deferred tax asset	61,982	52,394
Deferred tax asset valuation allowance	(61,982)	(52,394)
Net deferred tax asset	-	-

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
Vice-President -                                    Kelvin Williams

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

On July 10th 2008, Edward Lawson Resigned  and Kelvin Williams joined the Board.

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

From Inception on August 23, 2004 to August, 31, 2008

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form SB-2 Registration Statement. We have prepared an internal business plan. Our loss since inception is $171,450.

Since inception, we sold 137,250,000 shares of common stock for $77,250 in cash.

In November, 2007, we issued 35,000,000 restricted Common shares to United in its own right and as agents for Strategic and Sterling, or their assignees for the 30% interest in the Arctic Claim. In November, 2007, we cancelled 475,000,000 shares. On November 26, 2007 Bulldog Financial, Inc. was issued 1,750,000 Rule 144 shares for acquisition of Arctic Oil Claim equity. On June 15, 2008 the Board of Directors issued these share under Rule 144:

Name of Shareholder	Date	Shares	Description of Service

Peter Sterling	15-Jun-08	30,000,000	Directors fees, expenses, and consulting fees unpaid for 8 months

United Oil & Gas Cons.Mgt. Corp.	15-Jun-08	50,000,000	For 30% of Arctic JV project costs, unpaid for 8 months

Zina Lskavyan	15-Jun-08	2,000,000	For Secretarial services un-paid for 8 months

Jennifer Beresford	15-Jun-08	2,500,000	For accounting and business plan services, unpaid for 8 months

Patrick Smyth	15-Jun-08	5,000,000	For consulting work completed and unpaid for 8 months

On July 10, 2008 the Board of Directors issued these share under Rule 144:

Name of Shareholder	Date	Shares	Description of Service

Peter J. Sterling	10-Jul-08	80,750,000	Directors fees, expenses, and consulting fees unpaid for 8 months discounted debt of $121,000

Beresford Develop. Group Inc.	10-Jul-08	2,500,000	For accounting and business plan services, unpaid for 8 months discounted debt of $3500

Patrick Smyth	10-Jul-08	5,000,000	For consulting work completed and unpaid for 8 months discounted debt of $7500

Chris van Vliet	10-Jul-08	4,000,000	4692 46th Ave., Delta, BC V4K1W3 discounted debt of $6000

John Levine	10-Jul-08	1,000,000	For consulting work completed and unpaid for 8 months

James Morris	10-Jul-08	8,000,000	For consulting work completed and unpaid for 8 months

New Investor	10-Jul-08	2,500,000	$5,000

On July 23, 2008 the Board of Directors issued these share under Rule 144:

Name of Shareholder	Date	Shares	Discription of Service

Blake Ridge Claim & Lease Appl.	23-Jul-08	60,000,000	For 30% equity of Blake Ridge Property
Bering Sea Abyssal Claim	23-Jul-08	60,000,000	For 30% equity of Bering Sea Property
			To parties nominated by Sellers

Accounts payable

Accounts payable of $34,170 represented by liabilities as of August 31, 2008.

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

As of August 31, 2008 our total assets were $(53) in cash, and our total liabilities were $94,170 comprising of accounts payable and accrued fees.

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