Form 10-Q
period 2009-02-28
Placer Gold Corp.
filed 2009-10-01
CIK 1308319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

  ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 FOR THE QUARTERLY PERIOD ENDED February 28, 2009

 OR

 ☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 000-51670

PLACER GOLD CORP.
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

As of February 28, 2009 the Company had 365,500,000 shares of common stock outstanding.

Index
Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Condensed Notes to the Financial Statements	F-4

PLACER GOLD CORP.
(A Development Stage Enterprise)
BALANCE SHEET

	February 2009 (unaudited)	November 2008 (unaudited)
ASSETS
CURRENT ASSETS
Cash	4,540.06	6,447.05
Total Current Assets	4,540.06	6,447.05

FIXED ASSETS
Office equipment, net	0.00	0.00
Software, net	0.00	0.00
Total Fixed Assets	0.00	0.00

OTHER ASSETS
Deposits	0.00	0.00
Total Other Assets	0.00	0.00

TOTAL ASSETS	$4,540.06	$6,447.05

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	34,170.00	34,170.00
Accounts payable - related party	226,538.93	219,900.65
Loans from shareholders	105,085.72	38,000.00
Total Current Liabilities	365,794.65	292,070.65

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 20,000,000 shares authorized, no par value;
zero shares issued and outstanding	0.00	0.00
Common stock, 500,000,000 shares authorized, $.00001 par value;
137,250,000 shares issued and outstanding	290.00	290.00
Additional paid-in capital	77,060.00	77,060.00
Accumulated deficit from development stage	(438,604.59)	(362,973.60)
Total Stockholders' Equity (Deficit)	(361,254.59)	(285,623.60)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$4,540.06	$6,447.05

The accompanying condensed notes are an integral part of these interim financial statements.

PLACER GOLD CORP.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

	Six Months Ended February 28, 2009 (unaudited)	Six Months Ended 28, 2008 February (unaudited)	Three Months Ended November 30, 2008 (unaudited)	Three Months Ended November 30, 2007 (unaudited)	23, 2004 (inception) February 28, 2009 unaudited)
REVENUES	0	0	0	0	0

EXPENSES
Office	4,196	85	350	85	18,780
Professional fees	121,000	21,600	60,000	21,600	409,063
Bank charges	1,736	0	100	0	1,736
Travel	9,042	0	0	0	9,042
Entertainment	346	0	0	0	346
Licenses and fees	1,287	0	350	0	1,287
Marketing	9,458	0	9,000	0	9,458
Loss on disposition of fixed assets & depreciation	0	25,017	0	25,017	25,107
Reverse accounts payable to related party	0	(44,322)	0	(44,322)	(44,322)
Depreciation and amortization	0	0	0	0	8,108

TOTAL EXPENSES	147,065	2,380	69,800	2,380	438,605

LOSS FROM OPERATIONS	(147,065)	(2,380)	(69,800)	(2,380)	(438,605)

LOSS BEFORE INCOME TAXES	(147,065)	(2,380)	(69,800)	(2,380)	(438,605)

INCOME TAXES	0	0	0	0	0

NET LOSS	(147,065)	(2,380)	(69,800)	(2,380)	(438,605)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	nil	nil	nil	nil	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
BASIC AND DILUTED	365,500,000	137,000,000	365,500,000	137,250,000

The accompanying condensed notes are an integral part of these interim financial statements.

PLACER GOLD CORP.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOW

	Six Months Ended February 28, 2009 (unaudited)	Six Months Ended February 28, 2008 (unaudited)	Three Months Ended November 30, 2008 (unaudited)	Three Months Ended November 30, 2007 (unaudited)	23, 2004 (inception) February 28, 2009 (unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	(147,065)	(2,380)	(69,800)	(2,380)	(438,605)
Adjustment to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	0	0	0	0	8,108
Changes in assets and liabilities
Increase (decrease) in accounts payable	0	0	0	0	34,170
Increase (decrease) in A/P - related party	0	0	0	0	0
(Increase) decrease deposits	0	0	0	0	0
Net cash used by operating activities	(147,065)	(2,380)	(69,800)	(2,380)	(396,327)
CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	0	0	0	0	(4,219)
Purchase of software	0	0	0	0	(3,889)
Net cash used by investing activities.	0	0	0	0	(8,108)
CASH FLOWS FROM FINANCING
ACTIVITIES
Increase (decrease) in A/P - related party	121,000	60,000	60,000	0	301,000
Net cash used by financing activities.	0	0	0	0	77,350

Change in cash	(26,065)	57,620	(9,800)	(2,380)	(34,193)

Cash, beginning of period	$6,247	$70	$(53)	$1,862	$0

Cash,end of period	$4,300	$70	$6,247	$1,862	$4,300

SUPPLEMENTAL CASH FLOW
DISCLOSURES
Interest paid	0	0	0	0	0
Income tax paid	0	0	0	0	0

The accompanying condensed notes are an integral part of these interim financial statements.

PLACER GOLD CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
February, 28, 2009

NOTE 1 - DESCRIPTION OF BUSINESS

PLACER GOLD CORP. (hereinafter "The Company") was incorporated on August 23, 2004 under the laws of the State of Nevada  as Bulldog Financial Inc., for any lawful business. The principal business of the Company is accounts receivable management. Arctic Oil & Gas representatives have filed a claim with the United Nations General Assembly and the countries of Canada, Russia, United States of America, Norway and Denmark, claiming, as a responsible oil and gas development agent of the "common heritage of mankind," the sole and exclusive exploitation, development, marketing and extraction rights to the oil and gas resources of the seafloor and subsurface contained within the entire Arctic Ocean Common area beyond the exclusive economic zone of the Arctic Ocean's surrounding countries called the "Arctic Claims." The Company intends to operate as the "lead manager" tasked to create a multinational joint venture consortium of major oil companies, whose technology and managerial expertise will be vital to recovering the oil and gas from the harsh, deep waters of the Arctic in an environmentally safe manner. The Company sold these assets to Pavilion energy Resources Inc. and is now seeking other renewable energy projects.

The company is also involved in gold mining exploration and development.

The Company intends to perfect the Arctic Claims and explore and develop the hydrocarbons resources in partnership with other oil and gas companies.

The Company is in the development stage and as of February, 28, 2009 had not realized any revenues from its planned operations. The Company's year-end is May 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended November 30, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ending February 28, 2007, are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $361,250incurred through February, 28, 2009. The Company has no revenues, limited cash, and negative working capital. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $300,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows for contracts purchased based upon funds received.

PLACER GOLD CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
February, 28, 2009

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

NOTE 3 - PROPERTY AND EQUIPMENT:       Property and equipment are stated at cost.  Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets.  The useful life of property and equipment for purposes of computing depreciation is three years. The following is a summary of property, equipment, and accumulated depreciation:

	February 28,	November 30,
	2009	2008
Office Equipment	0	0
Software	0	0
Less accumulated depreciation & amortization	0	0
Property and Equipment, net	0	0

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

PLACER GOLD CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
February, 28, 2009

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

On November 26, 2007, the Board of Directors of the Company with Majority Stockholders consent, approved authorizing the Company' s Board of Directors (1) to increase the authorized shares of common stock to 500,000,000; (2) to effect a 20-for-1 forward stock split (pro-rata increase) of the Company's issued and outstanding shares of Common Stock; and, (3) to amend the Articles of Incorporation to create a class of blank check preferred stock with 20,000,000 shares authorized. Under the forward stock split, each one share of the Company's Common Stock will be converted automatically into twenty shares of Common Stock. The effective date of the forward stock split will be Nov 27th, 2007.    The accompanying financial statements and notes reflect the split as if it had occurred at the earliest period presented. (4) Bulldog Financial, Inc. 1,750,000 Rule 144 shares for acquisition of Arctic Oil Claim equity.(5)

On June 15, 2008 the Board of Directors issued 193.25 million shares share under Rule 144 to settle accounts payable:

On July 23, 2008 the Board of Directors issued 120.00 million shares under Rule 144 for the Blake Ridge and Bering Sea oil and gas properties interests:

On September 10, 2008 the Company issued 15.00 million restricted rule 144 shares to qualified investors.

NOTE 5 - INCOME TAXES

At November 30, 2008, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately 438,515, principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at February 28, 2008. The significant components of the deferred tax asset at November 30,2008, and February 28, 2009 were as follows:

At February 28, 2009 the Company has net operating loss carry forwards of approximately $438,515, which begin to expire in the year 2024. The change in valuation allowance from November 30, 2008 to February 28, 2009, is approximately $26,270.

	February	November,
	2009	2008
Net operating loss carry forward:	438,515	361,250
Deferred tax asset	149,095	122,825
Deferred tax asset valuation allowance	-149,095	-122,825
Net deferred tax asset	-	-

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

On November 27, 2007, Scott McDowell resigned as president and secretary/treasurer of Arctic and appointed the following persons as officers:

President -                                             Peter Sterling

Secretary/Treasurer -                           Peter Sterling

Vice-President -                                    Edward M. Lawson *

*Since replaced by Kelvin Williams

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

Our auditors have not issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not purchased a significant number of contracts or generated any revenues from the development.

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

From Inception on August 23, 2004 to February 28, 2009

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

On June 15, 2008 the Board of Directors issued 193.25 million shares share under Rule 144 to settle accounts payable:

On July 23, 2008 the Board of Directors issued 120 million shares under Rule 144 for the Blake Ridge and Bering Sea oil and gas properties interests:

On September 10, 2008 the Company issued 15.00 million restricted rule 144 shares at a 25% discount to qualified investors.

Thursday, January 22, 2009  NAME CHANGE; The Company changed its name to “Placer Gold Corp.”

On April 06, 2009   SALE OF OIL-GAS INTERESTS. The Company entered into an agreement with Pavilion Energy Resources to sell its oil and gas interests for a consideration of 20 million Rule 144 Pavilion shares.  The Company distributed approximately 18 million of the Pavilion shares received pro-rata to PGCR shareholders at the ratio of 1 Pavilion share for every 20 Placer Gold shares owned as of close of business April 17th, 2009.

Accounts payable

Accounts payable of $34,170 represented by liabilities as of February 28, 2009.

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

As of November 30, 2008 our total assets were $6,247 in cash, and our total liabilities were $290,147 comprising of accounts payable and accrued fees.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, " Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (hereinafter " SFAS No. 158" ). This statement requires an employer to recognize the over funded or under funded statues of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company does not expect the adoption of SFAS No. 158 to have a significant material immediate effect on its financial position or results of operations.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of October 2009.

ARCTIC OIL & GAS CORP.

BY:	PETER J. STERLING
Peter J. Sterling, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors