Form 10-Q
period 2009-05-31
Placer Gold Corp.
filed 2009-10-01
CIK 1308319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

  ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2009

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

As of May 31, 2009 the Company had 365,500,000 shares of common stock outstanding.

Index
Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Condensed Notes to the Financial Statements	F-4

PLACER GOLD CORP.
(A Development Stage Enterprise)
BALANCE SHEET

	May 2009 (unaudited)	February 2009 (unaudited)
ASSETS
CURRENT ASSETS
Cash	973.32	4,540.06
Total Current Assets	973.32	4,540.06

FIXED ASSETS
Office equipment, net	0.00	0.00
Software, net	0.00	0.00
Total Fixed Assets	0.00	0.00

OTHER ASSETS
Deposits	0.00	0.00
Total Other Assets	0.00	0.00

TOTAL ASSETS	$973.32	$4,540.06

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	34,170.00	34,170.00
Accounts payable - related party	242,006.70	226,538.93
Loans from shareholders	154,276.41	105,085.72
Total Current Liabilities	430,453.11	365,794.65

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 20,000,000 shares authorized, no par value;
zero shares issued and outstanding	0.00	0.00
Common stock, 500,000,000 shares authorized, $.00001 par value;
137,250,000 shares issued and outstanding	290.00	290.00
Additional paid-in capital	77,060.00	77,060.00
Accumulated deficit from development stage	(506,829.79)	(438,604.59)
Total Stockholders' Equity (Deficit)	(429,479.79)	(361,254.59)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$973.32	$4,540.06

The accompanying condensed notes are an integral part of these interim financial statements.

PLACER GOLD CORP.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

	Nine Months Ended May 31, 2009 (unaudited)	Nine Months Ended May 31, 2008 (unaudited)	Six Months Ended February 28, 2009 (unaudited)	Six Months Ended February 28, 2008 (unaudited)	23, 2004 (inception) May 31, 2009 (unaudited)
REVENUES	0	0	0	0	0

EXPENSES
Office	6,435	85	4,196	85	21,019
Telephone	984				984
Postage	429				429
Professional fees	181,300	141,600	121,000	21,600	469,363
Bank charges	3,208	0	1,736	0	3,208
Travel	9,359	0	9,042	0	9,359
Entertainment	505	0	346	0	505
Licenses and fees	3,611	0	1,287	0	3,611
Marketing	9,458	0	9,458	0	9,458
Loss on disposition of fixed assets & depreciation	0	25,017	0	25,017	25,107
Reverse accounts payable to related party	0	(44,322)	0	(44,322)	(44,322)
Depreciation and amortization	0	0	0	0	8,108

TOTAL EXPENSES	215,290	122,380	147,065	2,380	506,830

LOSS FROM OPERATIONS	(215,290)	(122,380)	(147,065)	(2,380)	(506,830)

LOSS BEFORE INCOME TAXES	(215,290)	(122,380)	(147,065)	(2,380)	(506,830)

INCOME TAXES	0	0	0	0	0

NET LOSS	(215,290)	(122,380)	(147,065)	(2,380)	(506,830)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	nil	nil	nil	nil	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
BASIC AND DILUTED	365,500,000	137,250,000	365,500,000	137,250,000

The accompanying condensed notes are an integral part of these interim financial statements.

PLACER GOLD CORP.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOW

	Nine Months Ended May 31, 2009 (unaudited)	Nine Months Ended May 31, 2008 (unaudited)	Six Months Ended February 28, 2009 (unaudited)	Six Months Ended February 28, 2008 (unaudited)	23, 2004 (inception) May 31, 2009 (unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	(215,290)	(122,380)	(147,065)	(2,380)	(506,830)
Adjustment to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	0	0	0	0	8,108
Changes in assets and liabilities
Increase (decrease) in accounts payable	0	0	0	0	34,170
Increase (decrease) in A/P - related party	0	0	0	0	0
(Increase) decrease deposits	0	0	0	0	0
Net cash used by operating activities	(215,290)	(122,380)	(147,065)	(2,380)	(464,552)
CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	0	0	0	0	(4,219)
Purchase of software	0	0	0	0	(3,889)
Net cash used by investing activities.	0	0	0	0	(8,108)
CASH FLOWS FROM FINANCING
ACTIVITIES
Increase (decrease) in A/P - related party	181000	60,000	121,000	60,000	469,063
Net cash used by financing activities.	0	0	0	0	77,350

Change in cash	(34,290)	(62,380)	(26,065)	57,620	65,645

Cash, beginning of period	$4,300	$70	$6,247	$70	$0

Cash, end of period	$974	$240	$4,300	$70	$4,300

SUPPLEMENTAL CASH FLOW
DISCLOSURES
Interest paid	0	0	0	0	0
Income tax paid	0	0	0	0	0

The accompanying condensed notes are an integral part of these interim financial statements.

PLACER GOLD CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009

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

The Company The Company is in the development stage and as of MAY 31, 2009 had not realized any revenues from its planned operations. The Company's year-end is May 31.

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $361,250incurred through MAY 31, 2009. The Company has no revenues, limited cash, and negative working capital. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $300,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows for contracts purchased based upon funds received.

PLACER GOLD CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
May 31, 2009

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

NOTE 3 - PROPERTY AND EQUIPMENT:       Property and equipment are stated at cost.  Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets.  The useful life of property and equipment for purposes of computing depreciation is three years. The following is a summary of property, equipment, and accumulated depreciation:

	May 31,	February 28,
	2009	2009
Office Equipment	0	0
Software	0	0
Less accumulated depreciation & amortization	0	0
Property and Equipment, net	0	0

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
May 31, 2009

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

At February 28, 2009 the Company has net operating loss carry forwards of approximately $438,515, which begin to expire in the year 2024. The change in valuation allowance from November 30, 2008 to May 31, 2009, is approximately $26,270.

	May	February
	2009	2009
Net operating loss carry forward:	506,830	438,515
Deferred tax asset	172,322	149,095
Deferred tax asset valuation allowance	-172,322	-149,095
Net deferred tax asset	-	-

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

(* Since replaced by Kelvin Williams)

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

From Inception on August 23, 2004 to May 31, 2009

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

Accounts payable

Accounts payable of $34,170 represented by liabilities as of May 31, 2009.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of October, 2009.

PLACER GOLD CORP.

By:	PETER J. STERLING
Peter J. Sterling,
Title President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors