Form 10-Q
period 2009-08-31
Placer Gold Corp.
filed 2009-10-01
CIK 1308319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

  ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No  ☐

As of August 31, 2009 the Company had 355,500,000 shares of common stock outstanding.

Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Condensed Notes to the Financial Statements	F-4

PLACER GOLD CORP.
(A Development Stage Enterprise)
BALANCE SHEET

	August	May
	2009	2009
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash	950.22	973.32
Total Current Assets	950.22	973.32

FIXED ASSETS
Office equipment, net	0.00	0.00
Software, net	0.00	0.00
Total Fixed Assets	0.00	0.00

OTHER ASSETS
Deposits	0.00	0.00
Total Other Assets	0.00	0.00

TOTAL ASSETS	$950.22	$973.32

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	34,170.00	34,170.00
Accounts payable - related party	279,503.72	242,006.70
Loans from shareholders	182,549.50	154,276.41
Total Current Liabilities	496,223.22	430,453.11

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 20,000,000 shares authorized, no par value;
zero shares issued and outstanding	0.00	0.00
Common stock, 500,000,000 shares authorized, $.00001 par value;
137,250,000 shares issued and outstanding	290.00	290.00
Additional paid-in capital	77,060.00	77,060.00
Accumulated deficit from development stage	(572,623.00)	(506,829.79)
Total Stockholders' Equity (Deficit)	(495,273.00)	(429,479.79)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$950.22	$973.32

The accompanying condensed notes are an integral part of these interim financial statements.

PLACER GOLD CORP.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS
					August
	Twelve Months	Twelve Months	Nine Months	Nine Months	23, 2004
	Ended	Ended	Ended	Ended	(inception)
	August	August	May	May	August
	31, 2009	31, 2008	31, 2009	31, 2008	31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	0	0	0	0	0

EXPENSES
Office	6,954	85	6,435	85	21,538
Telephone	1,105		984		1,105
Postage	517		429		517
Professional fees	242,300	201,600	181,300	141,600	530,363
Bank charges	3,208	0	3,208	0	3,208
Travel	10,720	0	9,359	0	10,720
Entertainment	505	0	505	0	505
Licenses and fees	6,315	0	3,611	0	6,315
Marketing	9,458	0	9,458	0	9,458
Loss on disposition of fixed assets & depreciation	0	25,017	0	25,017	25,107
Reverse accounts payable to related party	0	(44,322)	0	(44,322)	(44,322)
Depreciation and amortization	0	0	0	0	8,108

TOTAL EXPENSES	281,083	182,380	215,290	122,380	572,623

LOSS FROM OPERATIONS	(281,083)	(182,380)	(215,290)	(122,380)	(572,623)

LOSS BEFORE INCOME TAXES	(281,083)	(182,380)	(215,290)	(122,380)	(572,623)

INCOME TAXES	0	0	0	0	0

NET LOSS	(281,083)	(182,380)	(215,290)	(122,380)	(572,623)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	nil	nil	nil	nil	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
BASIC AND DILUTED	365,500,000	230,500,000	365,500,000	137,250,000

The accompanying condensed notes are an integral part of these interim financial statements.

PLACER GOLD CORP.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOW
					August
	Twelve Months	Twelve Months	Nine Months	Nine Months	23, 2004
	Ended	Ended	Ended	Ended	(inception)
	August	August	May	May	August
	31, 2009	31, 2008	31, 2009	31, 2008	31, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	(281,083)	(182,380)	(215,290)	(122,380)	(572,623)
Adjustment to reconcile net loss to net cash

used by operating activities:
Depreciation and amortization	0	0	0	0	8,108
Changes in assets and liabilities
Increase (decrease) in accounts payable	0	0	0	0	34,170
Increase (decrease) in A/P - related party	0	0	0	0	0
(Increase) decrease deposits	0	0	0	0	0
Net cash used by operating activities	(281,083)	(182,380)	(215,290)	(122,380)	(530,345)
CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	0	0	0	0	(4,219)
Purchase of software	0	0	0	0	(3,889)
Net cash used by investing activities.	0	0	0	0	(8,108)
CASH FLOWS FROM FINANCING
ACTIVITIES
Increase (decrease) in A/P - related party	241,000	60,000	181,000	60,000	469,063
Net cash used by financing activities.	0	0	0	0	77,350

Change in cash	(40,083)	(122,380)	(34,290)	(62,380)	(148)

Cash, beginning of period	$974	$70	$4,300	$70	$0

Cash, end of period	$950	$240	$974	$240	$950

SUPPLEMENTAL CASH FLOW
DISCLOSURES
Interest paid	0	0	0	0	0
Income tax paid	0	0	0	0	0

The accompanying condensed notes are an integral part of these interim financial statements.

PLACER GOLD CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

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

The Company is in the development stage and as of AUGUST 31, 2009 had not realized any revenues from its planned operations. The Company's year-end is May 31.

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $361,250incurred through AUGUST 31, 2009. The Company has no revenues, limited cash, and negative working capital. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $300,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows for contracts purchased based upon funds received.

PLACER GOLD CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009

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

NOTE 3 - PROPERTY AND EQUIPMENT:       Property and equipment are stated at cost.  Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets.  The useful life of property and equipment for purposes of computing depreciation is three years. The following is a summary of property, equipment, and accumulated depreciation:

	August 31,	May 31,
	2009	2009
Office Equipment	0	0
Software	0	0
Less accumulated depreciation & amortization	0	0
Property and Equipment, net	0	0

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
August 31, 2009

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

At February 28, 2009 the Company has net operating loss carry forwards of approximately $438,515, which begin to expire in the year 2024. The change in valuation allowance from November 30, 2008 to August 31, 2009, is approximately $26,270.

	August	May
	2009	2009
Net operating loss carry forward:	572,623	506,830
Deferred tax asset	194,692	172,322
Deferred tax asset valuation allowance	-194,692	-172,322
Net deferred tax asset	-	-

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

From Inception on August 23, 2004 to August 31, 2009

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

On June 15, 2008 the Board of Directors issued 193.25 million shares share under Rule 144 to settle accounts payable:

On July 23, 2008 the Board of Directors issued 120 million shares under Rule 144 for the Blake Ridge and Bering Sea oil and gas properties interests:

On September 10, 2008 the Company issued up to 15.00 million restricted rule 144 shares at a 25% discount to qualified investors.

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

Accounts payable

Accounts payable of $34,170 represented by liabilities as of August 31, 2009.

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

PLACER GOLD CORP.

By:	PETER J. STERLIN
Peter J. Sterling,
President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors