Form 10-Q
period 2009-11-30
Placer Gold Corp.
filed 2010-01-04
CIK 1308319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

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

As of November 30, 2009 the Company had 445,500,000 shares of common stock outstanding.

Index
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Condensed Notes to the Financial Statements	F-4

PLACER GOLD CORP.
(A Development Stage Enterprise)
BALANCE SHEET

	November	August
	2009	2009
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash	389.69	950.22
Total Current Assets	389.69	950.22

FIXED ASSETS
Office equipment, net	0.00	0.00
Software, net	0.00	0.00
Total Fixed Assets	0.00	0.00

OTHER ASSETS
Deposits	0.00	0.00
Total Other Assets	0.00	0.00

TOTAL ASSETS	$389.69	$950.22

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	34,170.00	34,170.00
Accounts payable - related party	322,073.72	279,503.72
Loans from shareholders	205,748.50	182,549.50
Total Current Liabilities	561,992.22	496,223.22

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 20,000,000 shares authorized, no par value; zero shares issued and outstanding	0.00	0.00
Common stock, 500,000,000 shares authorized, $.00001 par value; 137,250,000 shares issued and outstanding	290.00	290.00
Additional paid-in capital	77,060.00	77,060.00
Accumulated deficit from development stage	(638,952.53)	(572,623.00)
Total Stockholders' Equity (Deficit)	(561,602.53)	(495,273.00)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$389.69	$950.22

The accompanying condensed notes are an integral part of these interim financial statements.

PLACER GOLD CORP.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

			August
	Three Months	Three Months	23, 2004
	Ended	Ended	(inception)
	November	November	November
	30, 2009	30, 2008	30, 2009
	(unaudited)	(unaudited)	(unaudited)
REVENUES	0	0	0

EXPENSES
Office	1,101	350	22,639
Telephone	0		1,105
Postage	46		565
Professional fees	61,328	60,000	591,691
Bank charges	85	100	3,293
Travel	379	0	11,099
Entertainment	0	0	505
Licenses and fees	3,390	350	9,705
Marketing	0	9,000	9,458
Loss on disposition of fixed assets & depreciation	0		25,107
Reverse accounts payable to related party	0		(44,322)
Depreciation and amortization	0	0	8,108

TOTAL EXPENSES	66,329	69,800	638,953

LOSS FROM OPERATIONS	(66,329)	(69,800)	(638,953)

LOSS BEFORE INCOME TAXES	(66,329)	(69,800)	(638,953)

INCOME TAXES	0	0	0

NET LOSS	(66,329)	(69,800)	(638,953)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	nil	nil	nil

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING BASIC AND DILUTED	445,500,000	137,250,000

The accompanying condensed notes are an integral part of these interim financial statements.

PLACER GOLD CORP.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOW

			August
	Three Months	Three Months	23, 2004
	Ended	Ended	(inception)
	November	November	November
	30, 2009	30, 2008	30, 2009
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(66,329)	(69,800)	(638,953)
Adjustment to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	0	0	8,108
Changes in assets and liabilities
Increase (decrease) in accounts payable	0	0	34,170
Increase (decrease) in A/P - related party	0	0	0
(Increase) decrease deposits	0	0	0
Net cash used by operating activities	(66,329)	(69,800)	(596,675)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	0	0	(4,219)
Purchase of software	0	0	(3,889)
Net cash used by investing activities.	0	0	(8,108)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in A/P - related party	60,000	60,000	529,063
Net cash used by financing activities.	0	0	77,350

Change in cash	(6,329)	(9,800)	(6,478)

Cash, beginning of period	$950	$70	$0

Cash, end of period	$390	$240	$950

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid	0	0	0
Income tax paid	0	0	0

The accompanying condensed notes are an integral part of these interim financial statements.

PLACER GOLD CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

NOTE 1 - DESCRIPTION OF BUSINESS

PLACER GOLD CORP. (hereinafter "The Company") was incorporated on August 23, 2004 under the laws of the State of Nevada  as Bulldog Financial Inc., for any lawful business. The principal business of the Company is natural resources exploration and development.

Renewable Energy Focus For 2010
While the Company continues to seek alluvial gold projects to bring into production, its primary focus in 2010 is to secure strategic equity positions in large-scale wind energy leases and bring one or more of them into production, using off-balance-sheet government government-backed commercial project financing and grants wherever possible.

The Company is in the development stage and as of NOVEMBER 30, 2009 had not realized any revenues from its planned operations. The Company's year-end is May 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended November 30, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ending November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of PLACER GOLD CORP. is presented to assist in understanding the Company' s financial statements. The financial statements and notes are representations of the Company' s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $638,952 incurred through NOVEMBER 30, 2009. The Company has no revenues, limited cash, and negative working capital. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company anticipates that it will need $200,000 to continue in existence for the following twelve months. The Company expects to be able to control its cash outflows for contracts purchased based upon funds received.

PLACER GOLD CORP.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

Recent Accounting Pronouncements

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities  Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.

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
November 30, 2009

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

On November 26, 2007, the Board of Directors of the Company with Majority Stockholders consent, approved authorizing the Company' s Board of Directors (1) to increase the authorized shares of common stock to 500,000,000; (2) to effect a 20-for-1 forward stock split (pro-rata increase) of the Company's issued and outstanding shares of Common Stock; and, (3) to amend the Articles of Incorporation to create a class of blank check preferred stock with 20,000,000 shares authorized. Under the forward stock split, each one share of the Company's Common Stock will be converted automatically into twenty shares of Common Stock. The effective date of the forward stock split will be Nov 27th, 2007.    The accompanying financial statements and notes reflect the split as if it had occurred at the earliest period presented. (4) Bulldog Financial, Inc. 1,750,000 Rule 144 shares for acquisition of Arctic Oil Claim equity.(5) On June 15, 2008 the Board of Directors issued 89,500,000 shares under Rule 144. On July 10, 2008 the Board of Directors issued 103,750,000 shares under Rule 144:

On July 23, 2008 the Board of Directors issued 120 million shares to parties nominated by the Sellers under Rule 144 for the Blake Ridge and Bering Sea Natural Gas projects.

On September 10, 2008: The Company issued 10,000,000 million restricted rule 144 shares at a 25% discount to qualified investors. The Company issued 1,250,000 restricted rule 144 shares at $0.008 to a private investor for a $10,000 investment.

On September 10, 2008: The Company issued 10,000,000 million restricted rule 144 shares at a 25% discount to qualified investors. The Company issued 1,250,000 restricted rule 144 shares at $0.008 to a private investor.

On Sept 10th, 2008  the Company issued 10 million restricted rule 144 shares at a 25% discount to the market to qualified investors.

On Thursday, January 22, 2009  The Company changed its name to “Placer Gold Corp.”

On October 5th 2009 the Company issued 80 Million restricted rule 144 shares for the Wind Power Projects Joint Venture Equity To Zero Carbon Wind Energy Corp nominees.

NOTE 5 - INCOME TAXES

At November 30, 2008, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately 438,515, principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at February 28, 2008. The significant components of the deferred tax asset at November 30,2008, and November 30, 2009 were as follows:

At November 30, 2009 the Company has net operating loss carry forwards of approximately $438,515, which begin to expire in the year 2024. The change in valuation allowance from August 31, 2009, to November 30, 2009 is approximately $22,522.

	November	August
	2009	2009
Net operating loss carry forward:	638,953	572,623
Deferred tax asset	-217244	-194,692
Deferred tax asset valuation allowance	-217244	-194,692
Net deferred tax asset	-	-

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

On Nov 27th, 2007?, our shareholders approved increasing our authorized shares of common stock to 500,000,000; effecting a twenty for-one forward stock split (pro-rata increase) of our issued and outstanding shares of common stock; and. Under the forward stock split, each one share of the our common stock was converted automatically into five shares of common stock. The effective date of the forward stock split was Nov 27th, 2007.

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

In January 2008, M. Lawson resigned as director and Kelvin Williams was appointed as a director.

Current Directors are;

President -	Peter Sterling
Secretary/Treasurer -	Peter Sterling
Vice-President -	Kelvin Williams

On January 22nd 2009 the Company changed its name to Placer Gold Corp.

ALASKA GOLD PROJECTS RELINQUISHED

The “Company”, previously entered into option agreements to acquire interests in Certain Gold Mine and equipment at Bear Creek in Alaska from Concha Holdings.

On December 26th 2009, the Company received a notice from the Claim holders, Aladin Mining Corporation’s attorneys confirming that Concha Holdings no longer has Rights to the Bear Creek property.  Accordingly PGCR no longer has interests in the Bear Creek Alaska Gold Claims.

RENEWABLE WIND ENERGY

Focus For 2010: While the Company continues to seek alluvial gold projects to bring into production, its primary focus in 2010 is to secure strategic equity positions in large-scale wind energy leases and bring one or more of them into production, using off-balance-sheet government government-backed commercial project financing and grants wherever possible.

On September 30th 2009, the Company acquired strategic 20% equity interests in a Joint Venture which has interests in an expanding number of large-scale Wind Power Project proposals.  The successful development of any one of the wind power projects proposed by the Wind JV would catapult the company into a major green energy producer.

The proposed wind power projects would utilize revolutionary next-generation patent accelerating wind turbine designs, which promises a 300-400% increase in electricity power output per unit of capital, thus lowering future wind energy costs to the lowest cost clean power system on the planet. The large quantities of available global wind resources, if developed using the new turbine, could enable the entire world population to enjoy forever, low-cost renewable energy.

The company acquired an initial 20% interest in two large proposed coastal wind power projects in the Eastern Seaboard of the US from Zero Carbon Wind Energy Corp.  The Wind JV Agreement also allowed the company to participate as a 10% equity partner in future Wind JV additional future wind power projects at no additional cost.  Consideration was the issuance of 80 million restricted shares and payment of a 50% share of nominal preliminary expenses.

Since the JV agreement was consummated the Company has participated as 10% strategic partner in a number of high-level project proposals lodged for super-giant, potentially nation-changing wind power projects in the US Great Lakes, Canada-Maritimes, France, UK., Ireland and Denmark. More proposals are expected to follow in 2010. The JV anticipates eventually developing at least one of the projects proposed.

Individual Wind power project proposals are typically for a number of modules of 10,000 Megawatts each, to be built over a twenty five year timeline.

Potential clean energy revenues of up to $1 billion per year could accrue to PGCR’s 10%-20% equity for each one of the projects if completed.

The Company and partners plan to secure 30% clean energy US government capital grant and loan guarantees to finance up to 100% of the US Great Lakes and other proposed wind US projects construction costs.

Turbine development government grant funding has now been applied for in various jurisdictions.

All the millions of electric vehicles planned to replace the fossil fuel fleets of the world will need new sources of clean electricity. The Wind JV is the only group that has the clean renewable power plans large enough in scale to supply all of the future electric vehicles with clean, affordable, renewable electricity.

Further Wind Projects information is available at;   http://www.zero-carbon-energy.com/PGCR.htm

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

Knowing that the world is entering a prolonged era of increasing fossil-fuel energy insecurity, concerns about fossil fuels pollution and higher energy prices, the Company and partners have embarked on an ambitious effort to locate and bring new very-large-scale indigenous-sourced, renewable energy wind electricity resources to the US and a number of other countries.

The Company is focusing on rapid growth as a renewable energy development company via its access to a new 400% more capital-efficient, patent accelerating wind power turbine and large-scale wind power projects joint venture with the private company, Zero Carbon Wind Energy Corp.

GREAT LAKES WIND; The Company and Wind JV partners believe that it is the only group with viable commercial plans to develop the slower-speed Great Lakes wind resources using next-generation accelerating wind turbines, as existing lower-technology wind turbines would make so little electricity as to be uneconomic without massive consumer subsidies.

ACCELERATING WIND TURBINE DEVELOPMENT;  The Wind JV is opening a California wind power research facility in 2010 to optimize the JV’s new accelerating wind turbine design and demonstrate scale models to governments, financiers and potential technology partners.

POTENTIAL GOVERNMENT GRANTS;   The JV has made technology grant applications in a number of States and anticipates procuring turbine development funding from one or more of these sources in 2010.
We are an emerging resources exploration and renewable energy development corporation and have begun commercial operations but have not yet generated revenues from our business operations and do not expect to do so for some time.

Our previous auditors have issued a going concern opinion. This means that our previous auditors believed there was substantial doubt that we could continue as an on-going business for the next twelve months unless we obtained additional capital to pay our bills. This is because we have not generated any revenues from projects development. We anticipate securing new auditors shortly.

We cannot guarantee that we will stay in business. We will either have to suspend operations until we raise additional cash, or cease operations entirely.

We do not have sufficient cash to satisfy our nominal cash requirements during the next twelve months. We have relied upon and will continue to rely upon loans and investments from qualified private investors. We will be conducting wind turbine product research and development in partnership with others and possibly via Government grants. We intend to hire additional employees on an as needed basis.

We intend to accomplish the foregoing through the following milestones:

1)	We will raise the nominal additional working capital via share issues and-or borrowings .
2)	We will pursue securing wind power project leases in North America and around the world.
3)	We will pursue new wind turbine developments.
4)	We will pursue potential strategic major independent electrical utility or energy companies company partners for each of the wind power project proposals we are partners in.

If we cannot generate sufficient capital to continue operations, we will temporarily suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else. If this occurs, you will lose all of your investment.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the oil and gas exploration business, including political risks associated with wind energy and energy prices, market price variations for competing oil and gas energy supplies, limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future exploration-development financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

From Inception on August 23, 2004 to November 30, 2009

During this period we incorporated the company, hired the attorney, and hired the auditor for the preparation of our Form SB-2 Registration Statement. We have prepared an internal business plan. Our loss since inception is $171,450.

Since inception, we sold 137,250,000 shares of common stock for $77,250 in cash.

In November, 2007, we issued 35,000,000 restricted Common shares to United in its own right and as agents for Strategic and Sterling, or their assignees for the 30% interest in the Arctic Claim. In November, 2007, we cancelled 475,000,000 shares. On November 26, 2007 Bulldog Financial, Inc. was issued 1,750,000 Rule 144 shares for acquisition of Arctic Oil Claim equity. On June 15, 2008 the Board of Directors issued 89,500,000 shares under Rule 144:

On July 23, 2008 the Board of Directors issued 120 million shares to parties nominated by the Sellers under Rule 144 for the Blake Ridge and Bering Sea Natural Gas projects.

On Sept 10th, 2008  the Company issued 10 million restricted rule 144 shares at a 25% discount to the market to qualified investors.

On Thursday, January 22, 2009  The Company changed its name to “Placer Gold Corp.”

On April 06, 2009  The Company Entered into an agreement with Pavilion Energy Resources to sell its oil and gas interests for a consideration of 20 million Rule 144 Pavilion shares.

The Company distributed approximately 18 million of the Pavilion shares received pro-rata to PGCR shareholders at the ratio of 1 Pavilion share for every 20 Placer Gold shares owned as of close of business April 17th, 2009. Approximately 90% of these dividend shares certificates have since been distributed.  The shareholders entitled to receive at least 5,000 Pavilion shares have received Pavilion Certificates. The small balance is being held in trust by the Company and will be issued to shareholders requesting certificates.

Accounts payable

Accounts payable of $34,170 represented by liabilities as of November 30, 2009.

Liquidity and capital resources

As of the date of this annual report, we have yet to generate any revenues from our business operations.

In August 2004, we issued 500,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

In November 2007, we issued 35,000,000 restricted Common shares to United in its own right and as agents for Strategic and Sterling, or their assignees for the 30% interest in the Arctic Hydrocarbons Claims.

On November 27, 2007 the Company increased its authorized capital to 500,000,000 of par value $0.0001 per share.

As of November 30, 2008 our total assets were $389.69 in cash, and our total liabilities were $561,992.22 comprising of accounts payable and accrued fees.

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

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2007, we issued 35,000,000 restricted Common shares to United in its own right and as agents for Strategic and Sterling, or their assignees for the 30% interest in the Arctic Hydrocarbons Claims.

In November, 2007, we cancelled 475,000,000 shares.

On November 27, 2007 Arctic increased its authorized capital to 500,000,000 of par value $0.0001 per share.

On June 15, 2008 the Board of Directors issued 89,500,000 shares under Rule 144 to satisfy debts:

On July 23, 2008 the Board of Directors issued 120 million shares to parties nominated by the Sellers under Rule 144 for the Blake Ridge and Bering Sea Natural Gas projects.

On September 10, 2008: The Company issued 10,000,000 million restricted rule 144 shares at a 25% discount to qualified investors. The Company issued 1,250,000 restricted rule 144 shares at $0.008 to a private investor.

On Sept 10th, 2008  the Company issued 10 million restricted rule 144 shares at a 25% discount to the market to qualified investors.

On Thursday, January 22, 2009  The Company changed its name to “Placer Gold Corp.”

On October 5th 2009 the Company issued 80 Million restricted rule 144 shares for the Wind Power Projects Joint Venture Equity To Zero Carbon Wind Energy Corp nominees.

As of November 30, 2008 our total assets were $389.69 in cash, and our total liabilities were $561,992.22 comprising of accounts payable and accrued fees.

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

 On November 27, 2007 the Company increased its authorized capital to 500,000,000 of par value $0.0001 per share.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30st day of November, 2009.

PLACER GOLD CORP.

BY:	PETER J. STERLING
Peter J. Sterling, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.